Form 10-K
period 2011-06-30
GREEN & QUALITY HOME LIFE, INC.
filed 2011-09-22
CIK 1497316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-168521

Green & Quality Home Life, Inc.
(Exact name of registrant as specified in its charter)
Nevada		27-2841739
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Rondinha, 92, apto. 134, 04140-010, Sao Paulo, SP, Brazil
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		(775) 321-8289

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of August 31, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $12,000.

GREEN & QUALITY HOME LIFE, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

Number

PART I

 Page

Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	(Removed and Reserved)	6

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART I

ITEM 1: BUSINESS

Business Development

GREEN & QUALITY HOME LIFE, INC. (“GREEN & QUALITY HOME LIFE, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on June 1, 2010 and established a fiscal year end of June 30. We are a development-stage Company that intends to create a portfolio of products and services, as per example controlling heating, ventilation and air conditioning. The objective is to develop a set of solutions which would automate domestic activities, possibly making them less time consuming, easy to manage and leveraging the quality of life of every member of a family. Moreover, our products and services could have the potential to lessen the environmental impact of a home, using technology to better manage energy, water, wastes, heating, ventilation and air conditioning (HVAC). For these reasons, our intention is to develop proprietary software (Green Series and Quality of Life Series) to integrate third-party existing products for full product service functionality for our potential clients. We are not currently planning to develop the hardware-based products needed for the automation of domestic activities (examples: toilets, faucets, sprinkler and irrigation systems, etc.).

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

The Company’s president Mr. Narita will be responsible for the initial product and services profiles the Company will launch; the Company has estimated  $7,000 related to Market Analysis for Home. On the product profile Mr. Narita will finalize his decision on which communications protocol the Company will use to control various household devices. Bluetooth (Bluetooth  supports an open wireless technology standard for transmitting and exchanging data over short distances between electronic devices, such as mobile PCs, mobile telephone and other electronic devices) as a communications protocol appears the front runner, Mr. Narita has already identified many household appliances that come with Bluetooth capabilities.

As many new computers come with blue tooth technology as well there may be no need to develop any special hardware to communicate with appliances.  Mr. Narita intends to complete the following steps over a period of 120 days after starting the implementation of the Company’s Business Plan, after we have raised enough funds:

1.

Compile a list of all manufacturer of household Bluetooth Devices;

2.

Contact manufacturers of Bluetooth devices to see if they have an API (Application Programming Interface ) available for their devices;

3.

Based on products and interfaces currently available create a set of features and controls that are desirous for the devices identified; and

4.

Identify third party software programmers that can develop software that will communicate with the identified devices controlling the feature set outline by Mr. Narita.

As of June 30, 2011, our president and director has invested $12,000 in the Company. At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Green & Quality Home Life is planning to develop its initial activities in 18 months, in which it is expected to acquire more information, knowledge and experience to create a viable and healthy business. In the table below, it can be found the initial action plan with the duration and investment previewed so far:

Below follows what is being considered in each activity:

1.

Market Analysis for Home Automation – responsible: the Company’s President.

a.

Acquisition of market studies from specialized market research companies. In our initial search, we found so far 2 potential market reports. We intend to continue searching for other reports so we can evaluate and decide which is more relevant to our business.

b.

Analysis of Home Automation industry and the market for it

c.

Analysis and segmentation to obtain the target market for our products and services

d.

Analysis of what is needed and expected by our target market

e.

Define the product and service portfolio, execute price, place and promotion analysis for it

f.

Select which third-party products and protocols will integrate with our products, considering the ones which are more common and have the best probability to bring competitiveness and profitability to our portfolio. Then, define the software requirements for the development of Green and Quality of Life Series Software

g.

Analysis of the Porter’s five forces: the threat of the entry of new competitors, the intensity of competitive rivalry; the threat of substitute products or services, the bargaining power of customers (buyers) and the bargaining power of suppliers

h.

Channel strategy definition and development: Direct selling channel: using our own sales team to focus on major clients, such as home materials retailers (i.e. Home Depot), home constructors; Indirect selling channel: via electronic and home materials stores and developing partners to act as our solution integrators, delivering Green & Quality Home Life’s products and services.

i.

Risk assessment: review the previous risk analysis and update it according to new information raised at this point.

2.

Legal and regulation research – responsible: the Company’s President. Support, if required: company’s attorney

a.

Verify legal and regulation requirements applicable to home automation industry.

b.

Verify certifications and possible government approvals needed to execute our business.

c.

Understand how to be part and apply the Certification Program LEED for Homes from U.S. Green Building Council (a non-profit organization committed to a prosperous and sustainable future for U.S. through cost-efficient and energy-saving green buildings)

3.

Development of the product portfolio concept – responsible: the Company’s President.

a.

Define the product line following the requirements defined in the market analysis.

b.

Define the products’ features and requirements for future development of the Green and Quality of Life Series Software and website.

c.

Select software developer and web designer for the development of the Green and Quality of Life Series Software and website.

4.

Development of the services portfolio concept – responsible: the Company’s President.

a.

Define the service line following the requirements defined in the market analysis.

b.

Define the services’ characteristics and requirements for future development.

5.

Developing the Green and Quality of Life Series Software/ Website pilot – responsible: software developer and web designer to be selected and contracted.

a.

Contract Software developers and Web designers

b.

Develop the software which will be the base of the product and service portfolio of Green and Quality of Life Series.

c.

Develop the website pilot which will provide web services to all software series and will help to integrate every systems and products.

6.

Run tests and quality validation on products and services – responsible: the Company’s President.

a.

According to the concepts defined for the product and service portfolio, it will be developed prototypes and concept test to assure and refine the previous definitions of the portfolio.

b.

Data analysis from the tests to determine either further research or green light to moving forward.

7.

Development of the Implementation Plan – responsible: the Company’s President.

a.

Define the scope and all the tasks required to develop the product and service portfolio, including a manufacture plan if hardware products are needed.

b.

Define the resources and/or partner required to develop the portfolio.

c.

Define the schedule and the key indicator to manage the implementation.

d.

Define the budget needed to do the implementation.

8.

Development of the Marketing Plan – responsible: the Company’s President.

a.

Define how to promote and divulgate Green & Quality Home Life and its portfolio.

b.

Define the budget required for it.

9.

Development of the Sales Plan – responsible: the Company’s President.

a.

Define the policy to be applied in the direct and indirect sales channels, concerning salary, commission, benefits, and key performance indicators to manage and evaluate the sales team.

The Company has raised $12,000 in cash to initiate its business plan through the sales of its common stock to the president.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing. Once the Company begins to develop its software and internet website, it will hire an independent consultant to build them. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at Rua Rondinha, 92, apto. 134, Sao Paulo, SP, 04140-010, Brazil. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2011 the Company had no active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our June 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2011 Audited Financial Statements - Auditors Report.”

As of June 30, 2011, Green & Quality Home Life had $176 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Green & Quality Home Life is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Green & Quality Home Life having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Green & Quality Home Life is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Green & Quality Home Life cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Green & Quality Home Life common stock would lose all of their investment.

The development and marketing of our products will continue over the next 12 months. Green & Quality Home Life does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended June 30, 2011.  As of the fiscal year ended June 30, 2011 we had $176 of cash on hand in the bank. We incurred operating expenses in the amount of $14,970 in the fiscal year ended June 30, 2011. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $20,408.

Green & Quality Home Life has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $90,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director, Fabio Alexandre Narita has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured advance. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	June 30, 2011	June 30, 2010

ASSETS

CURRENT ASSETS
Cash	$176	$12,000
TOTAL CURRENT ASSETS
TOTAL ASSETS	$176	$12,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,000	$4,000
Due to related party	2,583	1,438
TOTAL CURRENT LIABILITIES
TOTAL LIABILITIES	$8,583	$5,438

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,000,000 shares of common stock	$12,000	$12,000
Deficit accumulated during the development stage	(20,408)	(5,438)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(8,408)	$6,562
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)	$176	$12,000

The accompanying notes are an integral part of these financial statements

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 1, 2010) to
	June 30, 2011	June 30, 2010	June 30, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	2,516	1,438	3,953
Professional fees	12,454	4,000	16,454
Total expenses	$14,970	5,438	20,408

NET LOSS	$(14,970)	$(5,438)	$(20,408)

NET LOSS PER COMMON SHARE- BASIC
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	12,000,000	12,000,000

The accompanying notes are an integral part of these financial statements

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 1, 2010) to June 30, 2011

Audited

			Deficit
	Common Stock		accumulated
			during the
	Number of		development
	shares	Amount	stage	Total
Balance at inception - June 1, 2010	-	-	-	-

Common stock issued for cash	12,000,000	$12,000	$-	$12,000

Net loss			(5,438)	(5,438)

Balance, June 30, 2010	12,000,000	$12,000	(5,438)	6,562

Net loss	-	-	(14,970)	(14,970)

Balance, June 30, 2011	12,000,000	$12,000	$(20,408)	$(8,408)

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	June 1, 2010
	ended	ended	(date of inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING ACTIVITIES
Net loss	$(14,970)	$(5,438)	$(20,408)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	$2,000	$4,000	$6,000

NET CASH USED IN OPERATING ACTIVITIES
	$(12,970)	$(1,438)	$(14,408)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,000	12,000
Due to related party	1,146	1,438	2,583
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$1,146	$13,438	$14,583

NET INCREASE ( DECREASE) IN CASH	$(11,824)	$12,000	$176

CASH, BEGINNING OF PERIOD	$12,000	$-	$-

CASH, END OF PERIOD	$176	$12,000	$176

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GREEN & QUALITY HOME LIFE, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Green & Quality Home Life, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $20,408.  The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30.  The Company is a development stage company as defined in FASB ASC 915 organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company has a deficit accumulated since inception (June 1, 2010) through June 30, 2011 of $20,408.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of June 30, 2011, the Company had issued 12,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $12,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximates fair value due to the short period of time to maturity.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-05 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On June 21, 2010, a director of the Company purchased 12,000,000 shares of the common stock in the Company at $0.001 per share for $12,000.

As of June 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of June 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

As of June 30, 2011, total advances from a director of the Company were $2,583. The advance is unsecured, non interest bearing and is due on demand.

NOTE 5 – INCOME TAXES

The Company has losses carried forward for income tax purposes for June 30, 2011.  There are no current or deferred tax expenses for the period ended June 30, 2011 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	June 30, 2011	June 30, 2010

Net operating loss carry forward	20,408	5,438
Effective Tax Rate	35%	35%
Deferred Tax Assets	7,143	1,903
Less: Valuation Allowance	(7,143)	(1,903)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2029 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants,  operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of June 30, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal controls over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of June 30, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Fabio Alexandre Narita has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Company’s current Audit Committee consists solely of Fabio Alexandre Narita, the Company’ sole officer/director.

The names, addresses, ages and positions of our present sole officer/director is set forth below:

Name	Age	Position(s)
Fabio Alexandre Narita	33	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Fabio Alexandre Narita has held his offices/positions since inception of our Company. Directors receive no compensation for serving on the Board of Directors

Business Experience

Fabio Alexandre Narita

Fabio Alexandre Narita holds a bachelor’s degree in Mechanical Engineer with emphasys in Automation and Controlling (Mechatronics) – Escola Politecnica da Universidade de Sao Paulo and has a Post-graduate degree in Business Administration – Fundação Getúlio Vargas – Sao Paulo. Mr. Narita has also Knowledge in computer programming languages, such as Java and C, and web designing using HTML (Hyper Text Markup Language) and Flash.

He has been working for 9 years at Siemens – an electric and electronic company – playing important roles within the Information Technology and Communications Division of Siemens. To this date, he works as a Pre Sales Manager, being responsible for the team who supports the Sales and Architectures team all over the Siemens' branches in Brazil and other local companies in Latin America. Responsible for supporting the company in achieving its sales and bottom line goals by managing the careers and the development of 12 engineers, the area's process and KPIs (Key Performance Indicators) of the area.

In the last five years, he had also acted as Services Portfolio Manager in the Project Support Office and Project Manager at Siemens AG, being responsible for: the development and management of the Professional and Managed Services portfolio of Siemens Enterprise Brazil; to manage the service marketing mix: product, price, place, promotion, people, process and physical evidence; for the development and management of Project Management process framework from the program named Project Management @ Siemens; for defining Key Performance Indicators for management of projects and the related resources (project managers), process and roles in project management.

Mr. Narita is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer/director. We have not entered into any employment agreements, as we currently do not have any employees other than the current  officer/director.

Family Relations

There are no family relationships among the Directors and Officers of Green & Quality Home Life, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer/director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer/director. Our executive officer/director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer/director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and  cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Fabio Alexandre Narita, RUA RONDINHA, 92 - APTO 134 - SÃO PAULO - SP - BRAZIL	12,000,000	100%
	All Beneficial Owners as a Group (1 person)	12,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer/director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Narita anticipates devoting at a minimum of ten to fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended June 30, 2011, we incurred $9,500 of accountant and incorporation fees.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Green & Quality Home Life, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 04, 2010)

3.2	Bylaws of Green & Quality Home Life, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 04, 2010)

23.1	Consent of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Green & Quality Home Life, Inc.

BY:      /s/ Fabio Alexandre Narita

 ----------------------

Fabio Alexandre Narita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: September 21, 2011