Form 10-K/A
period 2011-06-30
GREEN & QUALITY HOME LIFE, INC.
filed 2011-10-11
CIK 1497316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

Explanatory Note: We are filing this Amendment No.1 on Form 10-K/A solely to attach Auditor’s opinion for the period ended June 30, 2011.

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

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Green & Quality Home Life, Inc

We have audited the accompanying balance sheets of Green & Quality Home Life, Inc (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2011, from inception (June 1, 2010) through June 30, 2010 and from inception (June 1, 2010) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green & Quality Home Life, Inc (A Development Stage Company) as of June 30, 2011 and 2010, and the result of its operations and cash flows for the year ended June 30, 2011, from inception (June 1, 2010) through June 30, 2010 and from inception (June 1, 2010) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

July 26, 2011

2580 Anthem Village Dr., Henderson, NV 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

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

Dated: October 7, 2011