Form 10-Q
period 2011-09-30
GREEN & QUALITY HOME LIFE, INC.
filed 2011-11-01
CIK 1497316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		000-54521

Green & Quality Home Life, Inc.
(Exact name of registrant as specified in its charter)

Nevada			27-2841739
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Rondinha, 92, apto. 134, 04140-010, Sao Paulo, SP, Brazil
(Address of principal executive offices) (Zip Code)

(775) 321-8289
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as October 24, 2011 was 12,259,500 shares of common stock, $0.001 par value, issued and outstanding.

GREEN & QUALITY HOME LIFE, INC.

QUARTERLY REPORT ON FORM 10-Q

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

Unaudited

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,576	$176
Total current assets	1,576	176
TOTAL ASSETS	$1,576	$176

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,500	$6,000
Loans from related party	2,583	2,583
Total current liabilities	10,083	8,583
TOTAL LIABILITIES	10,083	8,583

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,259,500 and 12,000,000 shares of common stock as of September 30, 2011 and June 30, 2011	12,260	12,000
Additional paid in capital	4,930	-
Deficit accumulated during the development stage	(25,697)	(20,407)
TOTAL STOCKHOLDERS’ DEFICIT	(8,507)	(8,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,576	$176

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(June 1, 2010) to
	September 30, 2011	September 30, 2010	September 30, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	1,040	1,180	4,993
Professional fees	4,250	5,250	20,704
Total expenses	7,040	6,430	25,697

NET LOSS	$(5,290)	$(6,430)	$(25,697)

BASIC LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	$12,187,417	$12,000,000

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 1, 2010) to September 30, 2011

Unaudited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid in	development
	shares	Amount	Capital	stage	Total
Balance at inception - June 1, 2010	-	$-	$-	$-	$-

Common stock issued for cash	12,000,000	12,000	-	-	12,000

Net loss	-	-	-	(20,407)	(20,407)

Balance, June 30, 2011	12,000,000	12,000	-	(20,407)	(8,407)

Common stock issued for cash	259,500	260	4,930	-	5,190

Net loss	-	-	-	(5,290)	(5,290)

Balance, September 30, 2011	12,259,500	$12,260	$4,930	$(25,697)	$(8,507)

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Three months	Three months	June 1, 2010
	ended	ended	(date of inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES
Net loss	$(5,290)	$(6,430)	$(25,697)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable and accrued liabilities	1,500	500	7,500

NET CASH USED IN OPERATING ACTIVITIES
	(3,790)	(5,930)	(18,197)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5190	-	17,190
Loan from related party	-	410	2,583
NET CASH PROVIDED BY FINANCING ACTIVITIES
	5,190	410	19,773

NET INCREASE (DECREASE) IN CASH	1,400	(5,520)	1,576

CASH, BEGINNING OF PERIOD	176	12,000	-

CASH, END OF PERIOD	$1,576	$6,480	$1,576

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 –FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of ($8,508), an accumulated deficit of ($25,697) and net loss from operations since inception of ($25,697). The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its operations by way of related party advances.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011.

GREEN & QUALITY HOME LIFE, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of September 30, 2011, there were no stock equivalents outstanding.  Diluted and basic loss per share are the same.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short period of time to maturity.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $2,583 as a loan from a related party. The loan is unsecured, payable on demand and bears no interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Green & Quality Home Life, Inc. ("Green & Quality Home Life", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 1, 2010.  The Company is a development stage company that intends to create a portfolio of products and services (controlling heating, ventilation and air conditioning) and develop a set of solutions which would automate these domestic activities, possibly making them less time consuming, easy to manage and leveraging the quality of life of every member of a family. Moreover, our products and services could have the potential to lessen the environmental impact of a home, using technology to better manage energy, water, wastes, heating, ventilation and air conditioning (HVAC). For these reasons, our intention is to develop proprietary software (Green Series and Quality of Life Series) to integrate third-party existing products for full product service functionality for our potential clients. We are not currently planning to develop the hardware-based products needed for the automation of domestic activities (examples: toilets, faucets, sprinkler and irrigation systems, etc.).

Plan of Operation

At the present time, we have generated no revenues from our business operations. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we will cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

As of the fiscal quarter ended September 30, 2011 we had $1,576 of cash on hand. We incurred operating expenses in the amount of $5,290 in the quarter ended September 30, 2011. These operating expenses were comprised of professional fees and office and general expenses.

We have registered 4,500,000 of or our common stock for sale to the public.  Our registration statement became effective on June 30, 2011 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Green & Quality Home Life is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Green & Quality Home Life having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Green & Quality

Home Life is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Green & Quality Home Life cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Green & Quality Home Life common stock would lose all of their investment.

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

b.

Analysis of Home Automation industry and the market for it.

c.

Analysis and segmentation to obtain the target market for our products and services.

d.

Analysis of what is needed and expected by our target market.

e.

Define the product and service portfolio, execute price, place and promotion analysis for it.

f.

Select which third-party products and protocols will integrate with our products, considering the ones which are more common and have the best probability to bring competitiveness and profitability to our portfolio. Then, define the software requirements for the development of Green and Quality of Life Series Software.

g.

Analysis of the Porter’s five forces: the threat of the entry of new competitors, the intensity of competitive rivalry; the threat of substitute products or services, the bargaining power of customers (buyers) and the bargaining power of suppliers.

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

2.

Legal and regulation research – responsible: the Company’s President. Support, if required: the Company’s attorney

a.

Verify legal and regulation requirements applicable to home automation industry.

b.

Verify certifications and possible government approvals needed to execute our business.

c.

Understand how to be part and apply the Certification Program LEED for Homes from U.S. Green Building Council (a non-profit organization committed to a prosperous and sustainable future for U.S. through cost-efficient and energy-saving green buildings).

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

a.

Contract Software developers and Web designers.

b.

Develop the software which will be the base of the product and service portfolio of Green and Quality of Life Series.

c.

Develop the website pilot which will provide web services to all software series and will help to integrate every systems and products.

6.

Run tests and quality validation on products and services – responsible: the Company’s President.

a.

According to the concepts defined for the product and service portfolio, prototypes will be developed and concepts tested to assure and refine the previous definitions of the portfolio.

b.

Data analysis from the tests will determine if further research is needed or able to move forward.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Capital Resources

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

Off Balance Sheet Arrangements

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Fabio Alexandre Narita has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Narita expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended June 30, 2011, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2011, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

3.1	Articles of Incorporation of Green & Quality Home Life, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 04, 2010)

3.2	Bylaws of Green & Quality Home Life, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 04, 2010)

10.1 LAB	XBRL Taxonomy Extension Label Linkbase*
10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase*

10.1 INS	XBRL Instance Document*

10.1 SCH	XBRL Taxonomy Extension Schema*

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase*

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer ***

*

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholder’s Equity, (iv) the Statements of Cash Flows, and (v) Notes.

**     Included in Exhibit 31.1

***    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green & Quality Home Life, Inc.

BY:      /s/ Fabio Alexandre Narita

 ----------------------

Fabio Alexandre Narita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

     Dated:  November 01, 2011