Form 10-Q
period 2011-12-31
GREEN & QUALITY HOME LIFE, INC.
filed 2012-02-07
CIK 1497316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		000-54521

Green & Quality Home Life, Inc.
(Exact name of registrant as specified in its charter)

Nevada			27-2841739
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 30, 2012 was 12,259,500 shares of common stock, $0.001 par value, issued and outstanding.

GREEN & QUALITY HOME LIFE, INC.

QUARTERLY REPORT ON FORM 10-Q

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$76	$176
Total current assets	76	176
TOTAL ASSETS	$76	$176

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,675	$6,000
Loans from related party	5,548	2,583
Total current liabilities	13,223	8,583
TOTAL LIABILITIES	13,223	8,583

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,259,500 and 12,000,000 shares of common stock
as of December 31, 2011 and June 30, 2011	12,260	12,000
Additional paid in capital	4,930	-
Deficit accumulated during the development stage	(30,337)	(20,407)
TOTAL STOCKHOLDERS' DEFICIT	(13,147)	(8,407)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76	$176

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(June 1, 2010) to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	$-	$-	-

EXPENSES

Office and general	1,140	600	$2,180	$1,780	6,133
Professional fees	3,500	1,500	7,750	6,750	24,204
Total expenses	4,640	2,100	$9,930	$8,530	30,337

NET LOSS	$(4,640)	$(2,100)	$(9,930)	$(8,530)	$(30,337)

BASIC LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	$12,259,500	$12,000,000	12,180,522	12,000,000

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT
From inception (June 1, 2010) to December 31, 2011

(Unaudited)

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - June 1, 2010	-	$-	$-	$-	$-	$-

Common stock issued for cash	12,000,000	12,000	-	-	-	12,000

Net loss	-	-	-	-	(5,437)	(5,437)

Balance, June 30, 2010	12,000,000	12,000	-	-	(5,437)	(6,563)

Net loss	-	-	-	-	(14,970)	(14,970)

Balance, June 30, 2011	12,000,000	12,000	-	-	(20,407)	(8,407)
Common stock issued for cash	259,500	260	4,930	-	-	5,190

Net loss	-	-	-	-	(9,930)	(9,930)

Balance, December 31, 2011	12,259,500	$12,260	$4,930	$-	$(30,337)	$(13,147)

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	Cumulative results from inception (June 1, 2010) to December 31, 2011
	ended	ended
	December 31, 2011	December 31, 2010

OPERATING ACTIVITIES
Net loss	$(9,930)	$(8,530)	$(30,337)
Change in operating assets and liabilities:

Increase in accounts payable and accrued liabilities	1,675	1,100	7,675
NET CASH USED IN OPERATING ACTIVITIES
	(8,255)	(7,430)	(22,662)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,190	-	17,190
Loan from related party	2,965	410	5,548
NET CASH PROVIDED BY FINANCING ACTIVITIES
	8,155	410	22,738

NET INCREASE ( DECREASE) IN CASH	(100)	(7,020)	76

CASH, BEGINNING OF PERIOD	176	12,000	-

CASH, END OF PERIOD	$76	$4,980	$76

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(UNAUDITED)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $13,147, an accumulated deficit of $30,337 and net loss from operations since inception of $30,337. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its operations by way of related party advances.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011.

GREEN & QUALITY HOME LIFE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of December 31, 2011, there were no stock equivalents outstanding.  Diluted and basic loss per share are the same.

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

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $5,548 as a loan from a related party. The loan is unsecured, payable on demand and bears no interest.

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

As of the fiscal quarter ended December 31, 2011 we had $76 of cash on hand. We incurred operating expenses in the amount of $4,640 in the quarter ended December 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.

We have registered 4,500,000 of or our common stock for sale to the public.  Our registration statement became effective on June 30, 2011 and we are still in the process of seeking equity financing to fund our operations over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2011, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

*

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholder’s Equity, (iv) the Statements of Cash Flows, and (v) Notes.

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

Dated:  February 6, 2012