Form 10-Q
period 2012-03-31
GREEN & QUALITY HOME LIFE, INC.
filed 2012-05-16
CIK 1497316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	000-54521

Green & Quality Home Life, Inc.
(Exact name of registrant as specified in its charter)

Nevada			27-2841739
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as May 15, 2012 was 12,259,500 shares of common stock, $0.001 par value, issued and outstanding.

GREEN & QUALITY HOME LIFE, INC.

QUARTERLY REPORT ON FORM 10-Q

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2012	June 30, 2011

ASSETS

CURRENT ASSETS
Cash	$37	$176
Total current assets	37	176
TOTAL ASSETS	$37	$176

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,860	$6,000
Loans from related party	24,688	2,583
Total current liabilities	33,548	8,583
TOTAL LIABILITIES	33,548	8,583

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,259,500 and 12,000,000 shares of common stock
as of March 31, 2012 and June 30, 2011	12,260	12,000
Additional paid in capital	4,931	-
Deficit accumulated during the development stage	(50,702)	(20,407)
TOTAL STOCKHOLDERS' DEFICIT	(33,512)	(8,407)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37	$176

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Cumulative results from inception (June1, 2010) to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	2,799	-	4,979	1,780	8,932
Professional fees	17,566	2,454	25,316	9,204	41,770
Total expenses	20,365	2,454	30,295	10,984	50,702

NET LOSS	$(20,365)	$(2,454)	$(30,295)	$(10,984)	$(50,702)

BASIC LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING-BASIC	$12,259,500	$12,000,000	12,206,656	12,000,000

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 1, 2010) to March 31, 2012

(Unaudited)

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Balance at inception - June 1, 2010	-	$-	$-	$-	$-

Common stock issued for cash	12,000,000	12,000	-	-	12,000

Net loss				(5,438)	(5,438)

Balance, June 30, 2010 (audited)	12,000,000	12,000	-	(5,438)	6,562

Net loss				(14,969)	(14,969)

Balance, June 30, 2011 (audited)	12,000,000	12,000	-	(20,407)	(8,407)

Common stock issued for cash	259,500	260	4,930		5,190

Net loss	-	-	-	(30,295)	(30,295)

Balance, March 31, 2012	12,259,500	$12,260	$4,930	$(50,702)	$(33,512)

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	June 1, 2010
	ended	ended	(date of inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(30,295)	$(10,984)	$(50,702)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	2,860	500	8,860
NET CASH USED IN OPERATING ACTIVITIES
	(27,435)	(10,484)	(41,842)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,191	-	17,189
Loan from related party	22,105	410	24,688
NET CASH PROVIDED BY FINANCING ACTIVITIES
	27,296	410	41,877

NET INCREASE ( DECREASE) IN CASH	(139)	(10,074)	37

CASH, BEGINNING OF PERIOD	176	$12,000	-

CASH, END OF PERIOD	$37	$1,926	$37

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN & QUALITY HOME LIFE, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND FINANCIAL STATEMENTS

Green & Quality Home Life, Inc. (“Company”) is in the initial development stage and has incurred losses since inception.  The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30.  The Company is a development stage company as defined in FASB ASC 915 organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $33,512, an accumulated deficit of $50,702 and net loss from operations since inception of $50,702. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its operations by way of related party advances.

8
GREEN & QUALITY HOME LIFE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2012.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of March 31, 2012 there were no stock equivalents outstanding.  Diluted and basic loss per share are the same.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and loans from related party approximates fair value due to the short period of time to maturity.
9 GREEN & QUALITY HOME LIFE, INC. (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited) March 31, 2012
NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $24,688 as a loan from Fabio Narita, President & CEO of the company. The loan is unsecured, payable on demand and bears no interest.

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

As of the fiscal quarter ended March 31, 2012 we had $37 of cash on hand as compared to $176 as at June 30, 2011.

We incurred operating expenses in the amount of $20,364 in the quarter ended March 31, 2012 as against $2,454 in the quarter ended March 31, 2011. The increase of $17,910 was primarily attributable to increase in professional fees and office and general expenses in the current period. The increase was on account of services in relation to filing of S1 and DTC filing services.

As of March 31, 2012, we had total current assets of $37 and total current liabilities of $33,548, resulting in a working capital deficit of $(33,511).  At the end of the quarterly period ending March 31, 2012, we had cash of $37.  Our cash flows from operating activities for the three months ended March 31, 2012 resulted in cash used of $27,435. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations.  Our cash flow from investing activities for the three months end

March 31, 2012 was $0 and our cash flow from financing activities for the three months ended March 31, 2012 was $27,296. The Company has an accumulated deficit during development stage at March 31, 2012 and December 31, 2011 of $(33,511) and $(8,407), respectively.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended June 30, 2011, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involved with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

*

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholder’s Equity, (iv) the Statements of Cash Flows, and (v) Notes.

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

Dated:  May 16, 2012