Form 10-K
period 2012-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2012-10-15
CIK 1497316

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54521
Commission File Number

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2841739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Ste D#422, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 473-8227
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	[ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,190 based on 259,500 (pre-split) shares held by non-affiliates and the last selling price of the shares under our prospectus offering of $0.02 per share as there was no bid and ask for the stock as at December 31, 2011   (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

78,218,750 shares of common stock issued and outstanding as of October 9, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Def 14C	Definitive Information Statement in regard to certain amendments to the articles of incorporation and a forward split of the shares of the Company.	Incorporated by reference to the Def 14C filed with the Securities and Exchange Commission on June 22, 2012.

ITEM 1.    BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "American Graphite" mean American Graphite Technologies Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227. Our website is http://americangraphitetechnologies.com.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol "AGIN".

American Graphite Technologies Inc. (formerly “Green & Quality Home Life, Inc.”) was incorporated in the State of Nevada on June 1, 2010. The Company was incorporated as a development stage company that intended to create a portfolio of products and services (controlling heating, ventilation and air conditioning) and develop a set of solutions which would automate these domestic activities.

On May 23, 2012, we underwent a change of control and on June 11, 2012, the Company’s newly appointed sole director and majority shareholder approved a name change to American Graphite Technologies Inc. and a one hundred and twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock. Concurrent with the forward split we amended our authorized capital from75,000,000 to 200,000,000.

Effective July 12, 2012, we filed the Certificate of Amendment with the State of Nevada and effective July 18, 2012 in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from Green & Quality Home Life, Inc. to American Graphite Technologies Inc. and increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock.

New management of the Company has determined to change the direction of the Company and to enter into mining exploration and development related to graphite and the acquisition and development of technologies related thereto.   The Company has not acquired any mineral properties nor technology and therefore it is in the exploration stage.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are currently an exploration stage company, intending to be engaged in the acquisition, exploration and development of mineral properties related to graphite and in the acquisition and development of technologies related thereto.

We are currently in negotiation on graphite properties and on a technology related to our intended business.  On July 31, 2012, the Company entered into a Letter of Intent (“LOI”) with a private US company. The LOI, grants us an option to participate in a 100% interest in all of certain  property rights held by the U.S. private company. To exercse 80% under the  Option, we are required to pay accumulated cash amount of $106,500 and 1,000,000 common stock of  the Company in three periods within 30 months of the signing of the LOI.  We must commit to spend an accumulated amount of $175,000 on exploration expenditures. To earn the remaining 20% under the Option, we will deliver a resource Estimate within 42 months of signing the LOI. The  private U.S. company will maintain a 2% Net Smelter Returns Royalty on the Property.  As of the date of this filing we have not progressed the LOI to a definitive agreement.

 To date, we have only an executed a letter of intent  not concluded any agreements and they remain in negotiation.

By concentrating on securing domestic graphite mining opportunities and the commercialization of graphene specific proprietary technology methods, management is seeking to bring profit opportunities and maximize shareholder value.

Graphene has been described as the "miracle material" of the 21st Century and is believed to be stronger than steel and more conductive than copper while being flexible, making it plausible as a replacement  over silicon possibly leading to thinner, faster, cheaper, more flexible devices including power sources. Since Graphene comes from the carbon atom it is abundant and cheap.

In 2010 the Nobel Prize in Physics was awarded to Andre Geim and Konstantin Novoselov for groundbreaking experiments regarding graphene.

Advances in alternative energy technologies are driving demand for strategic metals like Graphite that have recently evolved from industrial demands to include high tech  uses as nations focus on encouraging the development of new domestic markets for clean and efficient energy alternatives, smart grid infrastructure and military capabilities.

We have to date generated or realized any revenues from our prior business operations and we expect that we will not generate any revenues in the immediate future.

Industrial Uses of Graphite

Graphite is considered to be the purest form of carbon. Graphite is an excellent conductor of heat and electricity and has a high melting temperature of 3,500 degrees Celsius. It is extremely resistant to acid, chemically inert and highly refractory. The utility of graphite is dependent largely upon its type.

There are three principal types of natural graphite, each occurring in different types of ore deposits:

•	Crystalline flake graphite, or flake graphite, occurs as isolated, flat, plate-like particles with hexagonal edges, if unbroken, and when broken, the edges can be irregular or angular.
•
Amorphous graphite occurs as fine particles and is the result of thermal metamorphism of coal, the last stage of coalification, and is sometimes called meta-anthracite. Very fine flake graphite is sometimes called amorphous in the trade.

•	Lump graphite, or vein graphite, occurs in fissure veins or fractures and appears as massive platy intergrowths of fibrous or acicular crystalline aggregates, and is probably hydrothermal in origin.

All grades of graphite, especially high grade amorphous and crystalline graphite that remains suspended in oil are used as lubricants. Graphite has an extraordinarily low co-efficient of friction under most working conditions. This property is invaluable in lubricants. It diminishes friction and tends to keep the moving surface cool. Dry graphite as well as graphite mixed with grease and oil is utilized as a lubricant for heavy and light bearings. Graphite grease is used as a heavy-duty lubricant where high temperatures may tend to remove the grease.

The flake type graphite is found to possess extremely low resistivity to electrical conductance. The electrical resistivity decreases with the increase of flaky particles. The bulk density decreases progressively as the particles become flakier. Because of this property in flake graphite, it is used in the manufacture of carbon electrodes, plates and brushes required in the electrical industry and dry cell batteries. Flake graphite has been replaced to some extent by synthetic, amorphous, crystalline graphite and acetylene black in the manufacture of plates and brushes. Flake graphite containing 80 to 85% carbon is used for crucible manufacture; graphite containing a carbon content of 93% and above is preferred for the manufacture of lubricants, and graphite containing a carbon content of 40 to 70% is utilized for foundry facings. Natural graphite, refined or otherwise pure, having carbon content not less than 95% is used in the manufacture of carbon rods for dry battery cells.

Currently, artificially prepared graphite has replaced natural graphite to a great extent. Artificial graphite is prepared by heating a mixture of anthracite, high grade coal or petroleum coke, quartz and saw dust at a temperature of 3,000 degrees Celsius, out of contact with air. Graphite carbon is deposited as residue.

Market, Customers and Distribution Methods

We do not currently have any properties or technology therefore we have no market, customers or distribution.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We will compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we will compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.  In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We do not have any intellectual property.

Research and Development

We did not incur any research and development expenses during the period from June 1, 2010  (inception) to our fiscal year ended June 30, 2012.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

Government Regulations

Any operations at mineral properties, if we acquire any mineral properties, it will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at our mining properties may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our mining properties or surrounding areas.

Environmental Regulations

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of June 30, 2012 we did not have any employees.  Currently, Rick Walchuk, our sole director and officer spends about 20 hours per week on our operations on a consulting basis.

ITEM 1A.  RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our Common Shares. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

RISKS RELATING TO OUR COMPANY

We currently have no source of operating cash flow and we have a history of operating losses.

We have no revenues from operations, we do not currently have any mineral properties or technology but we expect that we will be  in the exploration and development stage. We have a history of operating losses. We will not receive revenues from operations at any time in the near future, and we have no prior year’s history of earnings or cash flow. We have incurred losses. There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or sustain profitability in any future period.

Our operating results will be significantly affected by graphite prices.

We believe the profitability of the Company will be significantly affected by changes in the price of graphite. Graphite prices can fluctuate and are affected by numerous factors beyond the Company’s control. The level of interest rates, the rate of inflation, world supply of graphite and the stability of exchange rates, among other factors, can cause significant fluctuations in graphite prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.

We will face exploration risks on any graphite properties we may acquire.

Exploration for graphite is speculative in nature, involves many risks and is frequently unsuccessful. Any graphite exploration program entails risks relating to the location of economic ore deposits, development of appropriate beneficiation processes, receipt of necessary governmental approvals and construction of mining and processing facilities at any site chosen for mining. The commercial viability of a mineral deposit is dependent on a number of factors including the price of graphite, exchange rates, the particular attributes of the deposit, such as its size, grade and proximity to infrastructure, as well as other factors including financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting graphite and environmental protection. The effect of these factors cannot be accurately predicted.

We face political regulatory risks on any graphite properties we may acquire.

Any changes in government policy may result in changes to laws affecting ownership of assets, mining policies, taxation, rates of exchange, environmental regulations, labour relations, repatriation of income and return on capital. This may affect both the Company’s ability to undertake exploration and development activities in respect of future properties in the manner currently contemplated, as well as its ability to continue to explore, develop and operate those properties in which it may acquire an interest. The possibility that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.

There is no mineral exchange for Graphite which may impact on our revenues.

Industrial minerals such as graphite as opposed to commodity minerals such as copper, gold or silver, do not have a metals exchange or an open market upon which to trade and therefore prices are not set in an open market or publicly traded market. As prices are set with private buyers it is difficult to predict what market prices may be at the time of sale of the graphite. Companies selling graphite must negotiate prices with individual buyers and therefore must convince the buyers to purchase the one companies product over other companies products, taking into consideration quality, quantity, time sufficiency and longevity and therefore a company may have marketing problems unless it can convince buyers that its products are equal or superior to other similar products. There can be no guarantees that the Company will be able to sell its product in a profitable manner, should it have product to sell. With respect to graphite, due to the lack of available high purity graphite, prices currently are high and it is anticipated that prices will remain high yet stable for the foreseeable future.

The Company currently has no exploration and development liability insurance which may impact on its operations.

The Company currently has no liability insurance. Should it acquire an exploration project or a technology development project, the Company may become subject to liability for pollution or hazards against which it cannot insure or against which it may elect not to insure because of high premium costs or other reasons. The payment of such liabilities would reduce funds available for exploration and development and would have a material, adverse effect on the Company’s financial position.

The Company will face competitive risks in the graphite business.

The graphite business is competitive. The Company will face competition from existing companies, which are capable of mining and producing graphite and graphite materials and developing graphene technologies.  Many of these companies are larger companies with greater financial resources than the Company, which companies are more able to withstand price volatility, should the price of graphite significantly decrease.

Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and development of mineral properties involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few explored properties develop into producing mines. Substantial expenses may be incurred to locate and establish mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

There is no certainty that the expenditures made by us towards the exploration and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and any acquired properties will be subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities; (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.

The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages. Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against that we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

Mining operations and milling operations generally involve a high degree of risk.

Mining operations are subject to all the hazards and risks normally encountered in the exploration, development and production of base or precious metals, including unusual and unexpected geological formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Mining operations could also experience periodic interruptions due to bad or hazardous weather conditions and other acts of God.   Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailing disposal areas, which may result in environmental pollution and consequent liability.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration on any acquired properties. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

We depend on our sole officer and director and the loss of this individual could adversely affect our business.

Our Company is completely dependent on our sole officer and director, Rick Walchuk.  We currently have no employees and the loss of this individual could significantly and adversely affect our business.  We do not carry any life insurance on the life of Mr. Walchuk.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of our common stock, at any given time, may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following: (i) price and volume fluctuations in the overall stock market from time to time; (ii) volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or leaps, or short trading positions; (iii) actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts; (iv) general economic conditions and trends; (v) loss of a major funding source; or (vi) departures of key personnel.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted and feasible, developing natural resource properties. Our mining claims are in the exploration stage only and are without proven reserves of natural resources. Accordingly, we have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.

Any profitability in the future from our business will be dependent upon locating and developing economic reserves of natural resources, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for Penny Stock has suffered in recent years from patterns of fraud and abuse Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-PK and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.    The fees for these offices are approximately $50 per month.   Our sole director and officer, Rick Walchuk provides office space where he works in his country of residence, Greece, free of charge to the Company.  Our office is located at 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “AGIN”, and has been quoted since July 18, 2012, therefore we have no information on high and low closing bid prices to report for the fiscal years ended June 30, 2012, and June 30, 2011.   We provide below the information for the quarter ended September 30, 2012.

Quarter	High ($)	Low ($)
1stQuarter ended 09/30/2012	0.85	0.80

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of  October  9, 2012, there were 21 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 1859 Whitney Mesa Dr.,, Henderson, NV, and its telephone number is (702) 818-5898.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.     SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity & Capital Resources

We are an exploration stage company intending to be engaged in the exploration of mineral properties and the development of related technologies. To date, we have not generated any revenues.

Cash on hand at June 30, 2012 was $30,042 as compared to $176 as of June 30, 2011. Our total liabilities at June 30, 2012 were $45,739 as compared to $8,583 as at June 30, 2011. This significant change was as a result of a loan to the Company in the amount of $40,000.

We do not currently have any properties or projects.   While we cannot say what actual funds may be required over the next twelve month period to further our business plan, we anticipate that we will require a minimum of $500,000 to fund operations for the next twelve months, which should allow for the acquisition of a mineral property and for the Company to seek acquisitions of technologies related to our planned business.

Subsequent to our fiscal year ended June 30, 2012, the Company has been successful in raising the required $500,000 for operations which funds were raised by way of  the issuance of 781,250 shares of our common stock at a price of $0.64 per share, pursuant to the closing of a private placement. The private placement is an advance pursuant to a financing agreement that we entered into on August 29, 2012 whereby the investor will make available up to $2,500,000 by way of advances until August 29, 2013 in accordance with the terms of the agreement.

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the draw downs pursuant to the above mentioned financing agreement, continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that funds will be available when draw down requests are made or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

We have recently changed our business plan with the change in control of the Company.   We do not have any revenues and have not had any revenue since inception on June 1, 2010.

We have a net loss of ($46,052) for the fiscal year ended June 30, 2012 as compared to a net loss of ($14,970) for the fiscal year ended June 30, 2011. From inception we have had a net loss of ($66,460).  This loss for fiscal 2012 is mainly comprised of the amount of $31,863 in professional fees related to our change of control, restructuring of the Company. Due to increased operations we had an increase in professional fees from $12,454 (2011) to $31,863 (2012) and a consulting contract with our sole director for $2,500 per month resulting in an expense of $5,000 in management fees (2012) as compared to no expense for management fees (2011) and we had an increase in general and administrative fees from $2,516 (2011) to $9,079 (2012).

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page 18.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(FORMERLY GREEN & QUALITY HOME LIFE, INC.)

FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
AUDITED

REPORTED IN UNITED STATES DOLLARS

Office Locations
 Las Vegas, NV
 New York, NY
 Pune, India
 Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Graphite Technologies, Inc,

We have audited the accompanying balance sheets of American Graphite Technologies, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (June 1, 2010) through June 30, 2012. American Graphite Technologies, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Graphite Technologies, Inc (A Development Stage Company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (June 1, 2010) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
September 27, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
Audited

	June 30, 2012	June 30, 2011
Assets
CURRENT ASSETS
Cash	$30,042	$176
Prepaid expense	2,413	-
TOTAL CURRENT ASSETS	32,455	176
TOTAL ASSETS	$32,455	$176

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,934	$6,000
Accounts payable- related party	2,695	2,583
Accrued interest	110	-
Note payable	40,000	-
TOTAL CURRENT LIABILITIES	45,739	8,583
TOTAL LIABILITIES	45,739	8,583

STOCKHOLDER’S DEFICIT
Capital stock, Authorized 200,000,000 shares of common stock, $0.001 par value; Issued and outstanding 77,437,500 and 45,000,000 shares of common stock, respectively.	77,438	45,000
Additional paid in capital	8,738	-
Accumulated deficit during the exploration stage	(99,460)	(53,407)
TOTAL STOCKHOLDER’S DEFICIT	(13,284)	(8,407)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$32,455	$176

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cummulative results
			from inception
	Year ended	Year ended	(June 1, 2010) to
	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Office and general	9,079	2,515	13,033
Management fee	5,000	-	5,000
Professional fees	31,863	12,454	48,317
OPERATING LOSS	(45,942)	(14,969)	(66,350)

OTHER EXPENSE
Interest expense	(110)	-	(110)

NET LOSS	$(46,052)	$(14,969)	$(66,460)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	72,474,385	45,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From inception (June 1, 2010) to June 30, 2012
Audited

	Common stock		Additional Paid in	Accumulated Deficit
	Shares	Amount	Capital	During Exploration Stage	Equity(Deficit)
Balance at inception – June 1, 2010	-	$-	$-	$-	$-
Common stock issued for cash	45,000,000	45,000	-	(33,000)	12,000
Net loss				(5,438)	(5,438)
Balance, June 30, 2010	45,000,000	45,000	-	(38,438)	6,562
Net loss			-	(14,969)	(14,969)
Balance, June 30, 2011	45,000,000	45,000	-	(53,407)	(8,407)
Common stock issued for cash	32,437,500	32,438	(27,248)	-	5,190
Forgiveness of loan from related party	-	-	35,986	-	35,986
Net loss				(46,052)	(46,052)
Balance, June 30, 2012	77,437,500	$77,438	$8,738	$(99,460)	(13,284)

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
Audited

			June 1, 2010
	Year ended June 30,	Year ended June 30,	(date of inception) to
	2012	2011	June 30, 2012
OPERATING ACTIVITIES
Net loss	$(46,052)	$(14,969)	$(66,460)

Changes in operating assets and liabilities:
Interest	110	-	110
Increase in accounts payable and accrued liabilities	(3,066)	2,000	2,934
Increase in accounts payable- related party	2,695	-	2,695
(Increase) in prepaid expenses	(2,413)	-	(2,413)
NET CASH USED IN OPERATING ACTIVITIES	(48,726)	(12,969)	(63,134)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,190	-	17,190
Proceeds from note payable	40,000	-	40,000
Due to related party	33,402	1,145	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	$78,592	$1,145	$93,176

NET INCREASE (DECREASE) IN CASH	29,866	(11,824)	30,042

CASH BEGINNING OF PERIOD	176	12,000	-

CASH, END OF PERIOD	$30,042	$176	$30,042

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Forgiveness of shareholder loan	$35,986	$-	$35,986
	$35,986	$-	$35,986

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totalling $66,460. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915 organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc, acquired a total pre-forward split of 12,000,000 shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amount to approximately 98% of the Company’s currently issued and outstanding common stock.  This transaction effected a change in control of the Company.

As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

Also on May 23, 2012, Fabio Alexandre Narita resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company. In connection with the resignation or Mr. Narita, Rick Walchuk was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a director. Mr. Walchuk is now the sole member of our board of directors and also our sole officer.

On June 11, 2012, our Board of Directors unanimously approved the following items:

1. an amendment to our Articles of Incorporation to change our name to “American Graphite Technologies Inc.” (the “Name Change”);
2. an amendment to our Articles of Incorporation to increase our authorized capital from 75,000,000 to 200,000,000 shares of common stock, $0.001 par value (the “Increase in Authorized Capital”); and
3. an authorization to the Board of Directors to effect a forward split of the Company’s common stock, par value $0.001 per share at an exchange ratio of one hundred and twenty-five (125) for one (1) (the “Forward Split”) and to file such amendments as may be required with the requisite regulatory bodies to effect the Forward Split, so that every one (1) outstanding share of Common Stock before the Forward Split shall represent one hundred and twenty-five (125) shares of Common Stock after the Forward Split.

On June 11, 2012, our majority stockholder executed written consent in lieu of a special meeting approving the Amendments.

Pursuant to these actions to be undertaken by the Company, Mr. Walchuk agreed to return a total of pre-forward split of 11,640,000 shares for cancellation and he has delivered the shares to the Company to cancel.

Effective July 18, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from Green & Quality Home Life, Inc. to American Graphite Technologies Inc. and increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 18, 2012.

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs giving substantial doubt for it to continue as a going concern. The Company has a deficit accumulated since inception (June 1, 2010) through June 30, 2012 of $66,460. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration stage
The Company's financial statements are presented as those of a Exploration stage enterprise. Activities during the Exploration stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

Basis of Presentation
The financial statements present the balance sheets and statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Related Parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 3 – CAPITAL STOCK

On July 18, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock. All references to shares and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

On June 21, 2010, a former director of the Company purchased 1,500,000,000 (pre-forward split - 12,000,000) shares of the common stock in the Company at $0.001 per share for $12,000.

On August 26, 2011, the Company issued 32,437,500 shares of common stock for $5,190.

On June 11, 2012, a director of the Company returned a total of 1,455,000,000 shares for cancellation. Due to the fact that the shares under this agreement have been cancelled for no consideration to reduce the number of shares outstanding, the Company considered the change in capital structure from the cancellation a  reverse stock split. In accordance with SAB Topic 4.c, the Company recorded the cancellation retroactively.

As of June 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RECLASSIFICATION: STOCK SPLIT AND STOCK CANCELLATION ADJUSTMENT

Certain reclassifications have been made in the current year’s financial statements.

On June 11, 2012, the Company executed a forward stock split, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $33,000.  During the year ended June 31, 2012, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital in the amount of $33,000 to reclassify negative Additional Paid- in Capital balance.  This adjustment did not change total stockholders’ deficit.

NOTE 5 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000. The amounts owing are unsecured, bear interest at 10% per annum, and are due on demand. During the fiscal year ended June 30, 2012, the Company recorded an interest expense of $110, which amount is included with accounts payable and accrued liabilities on the balance sheets.

NOTE 6 – RELATED PARTY TRANSACTIONS

From inception till the fiscal year ended June 30, 2012, the Company received $35,986 as a loan from Fabio Narita, former President & CEO of the Company. The loan was unsecured, payable on demand bearing no interest. As of May 23, 2012, the loan in the amount of $35,986 was forgiven.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc, acquired a total 1,500,000,000 shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000.

As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk with his services as the Company’s president and chief executive officer in regards to the Company’s management and operations. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. As of June 30, 2012, the amount of $2,695 is owed and payable to Mr. Walchuk including in the accounts payable- related party.

NOTE 7 – INCOME TAXES

The Company has losses carried forward for income tax purposes for June 30, 2012. There are no current or deferred tax expenses for the period ended June 30, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	June 30, 2012	June 30, 2011

Net operating loss carry forward	66,460	20,408
Effective Tax Rate	35%	35%
Deferred Tax Assets	23,261	7,143
Less: Valuation Allowance	(23,261)	(7,143)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $23,261 and $7,143 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2012		2011
Federal statutory tax rate	(35.0	) %	(35.0	) %
Permanent difference and other	35.0%		35.0%
Effective tax rate	-%		-%

The net federal operating loss carry forward will expire between 2029 and 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 8 – SUBSEQUENT EVENTS

Effective July 18, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from Green & Quality Home Life, Inc. to American Graphite Technologies Inc. and increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001.  In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock.

On July 30, 2012, the Company entered into consulting services agreements with two individuals to supply research, business plan review, acquisition assistance, technology and product assessments, website and IT support among other services for a period of one year, expiring on July 29, 2012.    The Company agreed to issue 150,000 options to each contractor exercisable at $0.25 per share and expiring 60 days from the termination of the consulting agreements.   Further, the Company will pay all expenses related to the provision of services by the consultants.

On July 31, 2012, the Company entered into a Letter of Intent (“LOI”) with a private US company. The LOI, grants us an option to participate in a 100% interest in all of certain  property rights held by the U.S. private company. To exercse 80% under the  Option, we are required to pay accumulated cash amount of $106,500 and 1,000,000 common stock of  the Company in three periods within 30 months of the signing of the LOI.  We must commit to spend an accumulated amount of $175,000 on exploration expenditures. To earn the remaining 20% under the Option, we will deliver a resource Estimate within 42 months of signing the LOI. The  private U.S. company will maintain a 2% Net Smelter Returns Royalty on the Property.  As of the date of this filing we have not progressed the LOI to a definitive agreement.

On August 29, 2012, we entered into a Financing Agreeement with one non-US investor pursuant to which, the investor will make available up to $2,500,000 by way of advances until August 29, 2013 (the “Completion Date”) in accordance with the terms of the agreement.  The Completion Date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement.  We will issue, within ten (10) Banking Days following the date of the receipt by our company of any advance under the agreement, shares of our common stock at a price equal to 80% of the average of the closing prices of our common stock for the preceding 5 Banking Days immediately preceding the date of the notice, as quoted on Yahoo Finance or other source of stock quotes as agreed to by the parties.

On September 5, 2012, we issued 781,250 shares of our common stock at a price of $0.64 per share, pursuant to the closing of a private placement, for gross proceeds of approximately $500,000.  The private placement is an advance pursuant to a financing agreement that we entered into on August 29, 2012 whereby the investor will make available up to $2,500,000 by way of advances until August 29, 2013  in accordance with the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2012:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Rick Walchuk	56	Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer	May 23, 2012

Rick Walchuk, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mr. Rick Walchuk, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the CEO of a startup biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as the director, President and CEO of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our directors due to his extensive background in venture capital, investor relations and corporate governance.

There have been no transactions between the Company and Mr. Walchuk since the Company’s last fiscal year which would be required to be reported herein.   Mr. Walchuk also acts as a director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director of New America Energy Corp.  and Viosolar Inc., a company for which Mr. Walchuk acts as director, President and CEO both of which have a class of securities registered under Section 12 of the Exchange Act.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors has no independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee and Charter

We do not currently have an audit committee.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Rick Walchuk	President, CEO, CFO, Secretary, Treasurer and Director	Late/1	n/a	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended June 30, 2012 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk(1)	2012	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
Fabio Narite	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fabio Narite	20101	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr.Walchuk has been our Principal Executive and Principal Financial Officer since May 23, 2012.
   (2)  Mr. Narita was our Principal Executive and Principal Financial Officer until May 23, 2012.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company has a three year consulting agreement with Rick Walchuk, ending on May 1, 2015 our sole officer and director, whereby Mr. Walchuk receives a fee of $2,500 per month  for the first six months, $5,000 a month for the next six months and $7,500 per month for the balance of the agreement  for services to be rendered by the consultant.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Walchuk (1)	-0-	-0-	-0-	-0-	-0-
Fabio Narite	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Walchuk was appointed a director of the Company on May 23, 2012.

During the most recent fiscal year, no directors were provided any compensation for their role as directors.

The Company has made no arrangements for the cash remuneration of its directors, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No further remuneration has been paid to the Company’s directors for services to date, other than the stock awards granted as disclosed in the table above.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 9, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	30,000,000 shares held directly	38.35%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of October 9, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 78,281,750 shares of common stock outstanding as of October 9, 2012.

Security Ownership of Management

The following table shows, as of October 9, 2012, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	30,000,000shares held directly	38.35%
	All Officers and Directors as a Group		38.35%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of October 9, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 78,218,750 shares of common stock outstanding as of October 9, 2012.

Changes in Control

There are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From inception till the fiscal year ended June 30, 2012, the Company received $35,986 as a loan from Fabio Narita, former President & CEO of the Company. The loan was unsecured, payable on demand bearing no interest. As of May 23, 2012, the loan in the amount of $35,986 was forgiven.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc, acquired a total 1,500,000,000 shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000.

As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk with his services as the Company’s president and chief executive officer in regards to the Company’s management and operations. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. As of June 30, 2012, the amount of $2,695 is owed and payable to Mr. Walchuk including in the accounts payable- related party.

Other than as disclosed herein, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya Griffith, LLC have been our principal accountants since inception.  The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended June 30, 2012 and 2011:

Services	2012 $	2011 $
Audit fees	$10,500	$7,750
Audit related fees	$500	-
Tax fees	-	-
Total fees	11,000	7,750

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as

Audit fees.

Tax fees included tax planning and various taxation matters.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by our auditors and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	October 12, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 12 , 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)