Form 10-Q
period 2012-09-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2012-11-19
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54521
Commission File Number

American Graphite Technologies Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2841739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., SteD#422, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 473-8227
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] No [ X ]

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

Yes [X ] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

78, 218, 750 common shares outstanding as of November 12, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Page
Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 to 13

AMERICAN GRAPHITE TECHNOLOGIES INC. (Formerly Green & Quality Home Life, Inc.) (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	September 30, 2012	June 30, 2012
Assets
CURRENT ASSETS
Cash	$427,394	$30,042
Prepaid expense	160,974	2,413
TOTAL CURRENT ASSETS	588,368	32,455
TOTAL ASSETS	$588,368	$32,455

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$52,910	$2,934
Accounts payable – related party	-	2,695
Accrued interest	-	110
Note payable	-	40,000
TOTAL CURRENT LIABILITIES	52,910	45,739
TOTAL LIABILITIES	52,910	45,739

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 78,218,750 and 77,437,500 shares of common stock, respectively	78,219	77,438
Additional paid in capital	695,157	8,738
Accumulated deficit during the exploration stage	(237,918)	(99,460)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	535,458	(13,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$588,368	$32,455

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (Formerly Green & Quality Home Life, Inc.) (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative results from Inception
			(June 1, 2010)
	Three months ended September 30,		Through
	2012	2011	September 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Office and general	17,920	1,040	30,953
Stock based compensation	31,200	-	31,200
Management fee	7,500	-	12,500
Professional fees	81,072	4,250	129,389
OPERATING LOSS	(137,692)	(5,290)	(204,042)

OTHER EXPENSE
Interest Expense	(766)	-	(876)

NET LOSS	$(138,458)	(5,290)	$(204,918)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	78,218,750	45,702,813

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (Formerly Green & Quality Home Life, Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

			Date of Inception
			(June 1, 2010)
	Three months ended September 30,		Through
	2012	2011	September 30, 2012
OPERATING ACTIVITIES
Net loss	$(138,458)	$(5,290)	$(204,918)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	31,200	-	31,200
Changes in operating assets and liabilities:
Interest	(110)	-	-
Increase in accounts payable and accrued	49,976	1,500	52,910
Decrease in accounts payable – related party	(2,695)	-	-
Increase in prepaid expenses	(2,561)	-	(4,974)
NET CASH USED IN OPERATING ACTIVITIES	(62,648)	(3,790)	(125,782)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	5,190	517,190
Proceeds from note payable	-	-	40,000
Repayment of note payable	(40,000)	-	(40,000)
Due to related party	-	-	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,000	5,190	553,176

NET INCREASE IN CASH	397,352	1,400	427,394

CASH BEGINNING OF PERIOD	30,042	176	-

CASH, END OF PERIOD	$427,394	$1,576	$427,394

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$876	$-	$876
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Stock based compensation	156,000	-	156,000
Forgiveness of shareholder loan	$-	$-	$35,986
	$156,876	$-	$192,862

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $237,918. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally  organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc, acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

Also on May 23, 2012, Fabio Alexandre Narita resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company. In connection with the resignation of Mr. Narita, Rick Walchuk was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a director. Mr. Walchuk is now the sole member of our board of directors and also our sole officer.

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

Pursuant to these actions to be undertaken by the Company, Mr. Walchuk returned a total of 11,640,000 pre-forward split shares of common stock which were cancelled by the Company and returned to treasury.

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
(UNAUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 18, 2012.

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at September 30, 2012, the Company has an accumulated deficit of $237,918. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on attaining profitable operations, accordingly there remains substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration stage
The Company's financial statements are presented as those of an Exploration stage enterprise. Activities during the Exploration stage primarily include implementation of the business plan, and obtaining additional debt and/or equity related financing.

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

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (Formerly Green & Quality Home Life, Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
than not that some or all deferred tax assets will not be realized. Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based Compensation
Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The

AMERICAN GRAPHITE TECHNOLOGIES INC.
   (Formerly Green & Quality Home Life, Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Recent Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – FINANCING AGREEMENT

On August 29, 2012, we entered into a Equity Based Financing Agreement with one non-US investor pursuant to which, the investor will make available up to $2,500,000 by way of advances until August 29, 2013 (the “Completion Date”) in accordance with the terms of the agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. We will issue, within ten (10) Banking Days following the date of the receipt by our company of any advance under the agreement, shares of our common stock at a price equal to 80% of the average of the closing prices of our common stock for the preceding 5 Banking Days immediately preceding the date of the notice, as quoted on Yahoo Finance or other source of stock quotes as agreed to by the parties.

During the three month period ended September 30, 2012, the Company received $500,000 under the financing agreement by way of an equity private placement for 781,250 shares of common stock at $0.64 per share.

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
September 4, 2012	781,250	$0.64	$500,000

NOTE 4 – CAPITAL STOCK

Effective On July 18, 2012, in accordance with approval from the FINRA, we increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock. All references to shares and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

On September 5, 2012, we issued 781,250 shares of our common stock at a price of $0.64 per share, pursuant to the closing of a private placement, for gross proceeds of $500,000. The private placement was undertaken pursuant to a financing agreement that we entered into on August 29, 2012 (see Note 3 above).

As of September 30, 2012, 78,218,750 common stock shares were issued and outstanding.

NOTE 5 – STOCK OPTION

On July 30, 2012, the Company entered into two 12-month Consulting Services and Finder’s Fee Agreements (the “Consulting Agreements”) with third parties. The Consulting Agreements require the consultants to provide to the Company, customized problem and opportunity research, new business or services development, strategy development and refinements, acquisition assistance, marketing and investor relation services and the Company is required to grant to each of the consultants a total of 150,000 stock options vesting immediately and exercisable at $0.25 per share. The Company has therefore granted 300,000 stock options which have vested.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Formerly Green & Quality Home Life, Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 5 – STOCK OPTION (continued)

The following table summarizes information concerning stock options outstanding as of September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2012	-	-
Granted	300,000	$0.25
Vested	300,000
Forfeited	-
Unvested, at September 30, 2012	-	$0.25

The Company recognized a stock-based compensation of $187,200 out of which $31,200 has been expensed in the current three month period ended September 30, 2012.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the three month period ended September 30, 2012:

Options Granted
2012
Fair value of options granted	$0.85
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.18%
Volatility (c)	111%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

AMERICAN GRAPHITE TECHNOLOGIES INC.
 (Formerly Green & Quality Home Life, Inc.)
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 5 – STOCK OPTION (continued)

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

NOTE 6 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the three month period ended September 30, 2012, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 7 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the three month period ended September 30, 2012, Mr. Walchuk invoiced the company for the services in the amount of $7,500, which was paid in full.

NOTE 8 – SUBSEQUENT EVENTS

On July 31, 2012, the Company entered into a Letter of Intent (the“Initial LOI”) with a private US company for an option to participate in a 100% interest in all of certain property rights held by the U.S. private company.  On October 22, 2012, the Company entered into a revised Letter of Intent (“Revised LOI”) with the same private US company and paid the amount of $5,000 to the US Company.   The Revised LOI is subject to due diligence by the Company of the potential property rights held by the U.S. Company.     On October 23, 2012, the Company executed a notice of termination of the Initial LOI with the private U.S. company.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2012, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means American Graphite Technologies Inc.

Liquidity & Capital Resources

We are an exploration stage company intending to be engaged in the exploration of mineral properties and the development of related technologies. To date, we have not generated any revenues.

Cash on hand at September 30, 2012 was $427,394 as compared to $30,042 as of June 30, 2012. Our total liabilities at September 30, 2012 were $52,910 as compared to $45,739 as at June 30, 2012.  Our total assets were $588,368 as at September 30, 2012 as compared to $32,455 as at June 30, 2012. This significant change in assets was as a result of an equity funding in the amount of $500,000 under a financing agreement whereby the Company made raise up to $2,500,000 and a prepaid non-cash asset related to the valuation of options grants under certain consulting agreements in the amount of $160,974.

We do not currently have any properties or projects.  We do have an executed letter of intent whereby we have the rights to enter into an agreement for the licensing and development of certain technologies related to graphite and we will require a minimum of $250,000 should we conclude the agreements for the development costs  related to those technologies.  We anticipate that we will require a minimum of $500,000 to fund operations for the next twelve months, which should allow for the acquisition of a mineral property and for the Company to seek acquisitions of technologies and fund development of those technologies related to our planned business.

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

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the drawdowns pursuant to the above mentioned financing agreement, continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that funds will be available when draw down requests are made or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

We have a net loss of ($138,458) for the three months ended September 30, 2012 as compared to a net loss of ($5,290) for three months ended September 30, 2011. The majority of the loss for the three months ended September 30, 2012 comes from the recognition of a stock-based expense of $31,200 during the period as compare to no stock based expense for the comparable period ended September 30, 2011.  As well, office and general increased from $1,040 (2011) to $17,920 (2012), management fees increased from $nil (2011) to $7,500 (2012) and professional fees increased from $4,250 (2011) to $81,072 (2012) as the Company increased activities relating to the change in business and effecting its business plan.   From inception we have had a net loss of ($204,918).

Basic and diluted losses per share for the respective three month periods ended September 30, 2012 and September 30, 2011 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1)
We currently do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over financial statements;

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

3)
Outsourcing of our accounting operations. Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are managed by supervisors within the firm and are not answerable to our management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses. Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
3.1(b)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012.	Incorporated by reference to our Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.1	Financing Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.1	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	November 19, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director