Form 10-Q
period 2012-12-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-02-14
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes [X ] No []

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

78,218,750 common shares outstanding as of February 7, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on October 15, 2012.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	December 31, 2012	June 30, 2012
Assets
CURRENT ASSETS
Cash	$315,338	$30,042
Prepaid expenses and advances	122,038	2,413
TOTAL CURRENT ASSETS	437,376	32,455
TOTAL ASSETS	$437,376	$32,455
Liabilities
LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$17,601	$2,934
Accounts payable – related party	-	2,695
Accrued interest	-	110
Note payable	-	40,000
TOTAL CURRENT LIABILITIES	17,601	45,739
TOTAL LIABILITIES	17,601	45,739

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 78,218,750 and 77,437,500 shares of common stock, respectively	78,219	77,438
Additional paid in capital	695,157	8,738
Accumulated deficit during the exploration stage	(353,601)	(99,460)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	419,775	(13,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$437,376	$32,455

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative results from Inception,
					June 1, 2010
	Three Months Ended		Six Months Ended		Through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	17,913	1,140	35,833	2,180	48,866
Stock based compensation	46,800	-	78,000	-	78,000
Management fees	12,500	-	20,000	-	25,000
Professional fees	38,470	3,500	119,542	7,750	167,859
OPERATING LOSS	(115,683)	(4,640)	(253,375)	(9,930)	(319,725)

OTHER EXPENSE
Interest Expense	-	-	(766)	-	(876)

NET LOSS	$(115,683)	$(4,640)	$(254,141)	$(9,930)	$(320,601)

NET LOSS PER COMMON SHARE - BASIC	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	78,218,750	12,259,500	77,934,273	12,180,522

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,		Date of Inception (June 1, 2010) Through
	2012	2011	December 31, 2012
OPERATING ACTIVITIES
Net loss	$(254,141)	$(9,930)	$(320,601)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	78,000	-	78,000
Changes in operating assets and liabilities:
Interest	(110)	-	-
Increase in accounts payable and accrued liabilities	14,667	1,675	17,601
Decrease in accounts payable – related party	(2,695)	-	-
Increase in prepaid expenses	(10,425)	-	(12,838)
NET CASH USED IN OPERATING ACTIVITIES	(174,704)	(8,255)	(237,838)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	5,190	517,190
Proceeds from note payable	-	-	40,000
Repayment of note payable	(40,000)	-	(40,000)
Due to related party	-	2,965	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,000	8,155	553,176

NET INCREASE (DECREASE) IN CASH	285,296	(100)	315,338

CASH BEGINNING OF PERIOD	30,042	176	-

CASH, END OF PERIOD	$315,338	$76	$315,338

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$876	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Stock based compensation	$109,200	$-	$109,200
Forgiveness of shareholder loan	-	-	35,986
	$109,200	$-	$145,186

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $320,601. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

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

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at December 31, 2012, the Company has an accumulated deficit of $320,601. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
Intra-period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based Compensation
Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – TECHNOLOGY LICENSING AGREEMENT

On December 3, 2012 we entered into and executed a non-exclusive technology License agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including graphene paper, also known as Bucky Paper.  We agreed to fund commercial development activities based on the payment schedules defined below and we received a license for the rights on a nonexclusive basis for marketing products and/or services.   Pursuant to the terms of the agreement, we agreed to provide the following payments to Cheap Tubes:

A minimum of $250,000 over 18 months, payable as follows:

•	$10,000 on the execution of the agreement; (paid)
•	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014.

Under the terms of the agreement, Cheap Tubes was to incorporate a new corporation (“Newco”) and assign all rights and obligations of the agreement with us as well as the patent agreement.  The newly formed corporation would then become the party to this agreement.   Until such time as Newco was formed all funds paid were to remain in an attorney escrow.  Further, in order to have funds released from escrow the parties must formulate and agree to a milestone schedule to be met by Cheaptubes or Newco as the case may be.   Each quarter the milestones from the prior quarter must be met as a pre-condition to the upcoming quarterly funding.   Under the agreement the Company was granted a non-exclusive license to market and distribute Bucky Paper using the patents, trade secrets and knowhow (the “Proprietary Rights”) throughout the world.   Newco or Cheap Tubes will manufacture the Bucky Paper products and we shall have no rights to sublicense the Proprietary Rights to a third party.  As the agreement is non-exclusive, Cheap Tubes will also have the right to market and distribute Bucky Paper products, subject to our ongoing fees, as described below.

As consideration for funding, Cheap Tubes will pay us 40% of the Net Cheap Tubes Sales Revenue for Bucky Paper until the amount we have received equals our capital investment regardless of whether we or Cheap Tubes are the ultimate vendors on the sale.  Thereafter, we will receive 30% of our capital investment until such time as we have received an amount equal to 20% of the $250,000 invested, 25% for the next five years and 20% for the remaining five years, at which time all obligations to us from Cheap Tubes or Newco shall cease.

Any new opportunities presented to us or Mike Foley (the shareholder of Cheap Tubes), Cheap Tubes or Newco shall be negotiated and if agreement is reached then shall be formalized in a mutually acceptable definitive agreement; with no obligation upon either party to enter into an agreement should they not be able to negotiate mutually acceptable terms.  However, it is the intent of the parties to work toward furthering the business of Cheap Tubes, Newco, our business and any new business that may present itself.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 3 – TECHNOLOGY LICENSING AGREEMENT (continued)

On December 21, 2012, we received the required schedule under the Agreement.  On December 24, 2012, we received notification that of the incorporation of CTI Nanotechnologies LLC (“CTI”), and the assignment of the patents to CTI.  As per the terms of the Agreement, all conditions have been satisfied and therefore the funds have been released from escrow.   The Company will commence funding as required under the Agreement to further develop the technology.

During the period ended December 31, 2012, the Company paid cash in the amount of $10,000 pursuant to the agreement, and recorded the amount as prepaid advances on future revenue under the licensing agreement.

NOTE 4 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Prepaid legal fees	$2,838	$2,413
Advances related to technology licensing agreement – Note 3	10,000	-
Stock-based compensation – Note 7	109,200	-
	$122,038	$2,413

NOTE 5 – FINANCING AGREEMENT

On August 29, 2012, we entered into an Equity Based Financing Agreement with one non-US investor pursuant to which, the investor will make available up to $2,500,000 by way of advances until August 29, 2013 (the “Completion Date”) in accordance with the terms of the agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. We will issue, within ten (10) Banking Days following the date of the receipt by our company of any advance under the agreement, shares of our common stock at a price equal to 80% of the average of the closing prices of our common stock for the preceding 5 Banking Days immediately preceding the date of the notice, as quoted on Yahoo Finance or other source of stock quotes as agreed to by the parties.

During the six month period ended December 31, 2012, the Company received $500,000 under the financing agreement by way of an equity private placement for 781,250 shares of common stock at $0.64 per share.

The shares were issued as follows:
Issue Date	Shares Issued	Value Per Share	Issuance Valuation
September 4, 2012	781,250	$0.64	$500,000

NOTE 6 – CAPITAL STOCK

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

As of December 31, 2012, 78,218,750 common stock shares were issued and outstanding.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – STOCK OPTIONS

On July 30, 2012, the Company entered into two 12-month Consulting Services (the “Consulting Agreements”) with third parties. The Consulting Agreements require the consultants to provide to the Company, customized problem and opportunity research, new business or services development, strategy development and refinements, acquisition assistance, marketing and investor relation services and the Company is required to grant to each of the consultants a total of 150,000 stock options vesting immediately and exercisable at $0.25 per share.  The Company has therefore granted 300,000 stock options which have vested.

The following table summarizes information concerning stock options outstanding as of December 31, 2012:
	Shares	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2012	-	-
Granted	300,000	$0.25
Vested	300,000
Forfeited	-
Unvested, at December 31, 2012	-	$0.25

The Company recognized a stock-based compensation of $187,200 out of which $78,000 has been expensed in the current six month period ended December 31, 2012.  The remaining $109,200 is included on the balance sheets of the Company as prepaid expenses (Note 4).

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the six month period ended December 31, 2012:

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – STOCK OPTIONS (continued)

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

NOTE 8 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the six month period ended December 31, 2012, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 9 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the six month period ended December 31, 2012, Mr. Walchuk invoiced the company for the services in the amount of $20,000, which was paid in full.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2013, the Company paid the $40,000 payment as required under the agreement with Cheap Tubes.

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.

The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company.  The mineral claims encompass an area of approximately 5400 hectares (13,343 acres) in Quebec, Canada.

The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.

The costs for staking were approximately $5,500 and fees of approximately $17,000 for geological services rendered to stake the claims.

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

Cash on hand at December 31, 2012 was $315,338 as compared to $30,042 as of June 30, 2012. We had a total of $122,038 in prepaid expenses as at December 31, 2012 compared to $2,413 as at June 30, 2012.   Prepaid expenses relate to the $10,000 paid against the licensing agreement with Cheap Tubes (Refer to Note 3 of the Financial Statements contained herein), $2,838 in legal fees and $109,200 paid in non-cash stock based compensation by the issuance of warrants under certain consulting contracts.

Our total liabilities at December 31, 2012 were $17,601 as compared to $45,739 as at June 30, 2012.  The reduction was mainly due to the repayment of a note payable during the period.    Our total assets were $437,376 as at December 31, 2012 as compared to $32,455 as at June 30, 2012. This significant change in assets was as a result of an equity funding in the amount of $500,000 under a financing agreement whereby the Company made raise up to $2,500,000 and pre-paid expenses in the amount of $122,038 as detailed above.

We currently have a licensing agreement whereby we are required to fund a total of $250,000 for technology development, of which as of the date of this filing we have funded a total of $50,000 and we have received certain non-exclusive marketing rights and will receive royalties based on the marketing of the technology both by ourselves and our licensor.  Further, we have recently staked 100 mining claims where we intend to explore for graphite during the calendar year 2013.

We anticipate that we will require a minimum of $900,000 to fund operations for the next twelve months, which should allow for the exploration and further acquisition of mineral properties and for the Company to seek acquisitions of technologies and fund development of those technologies related to our planned business, including the remaining $200,000 required for technology development under our current licensing agreement.

The Company has been successful in raising $500,000 for operations which funds were raised by way of the issuance of 781,250 shares of our common stock at a price of $0.64 per share, pursuant to the closing of a private placement. The private placement is an advance pursuant to a financing agreement that we entered into on August 29, 2012 whereby the investor will make available up to $2,500,000 by way of advances until August 29, 2013 in accordance with the terms of the agreement.  Therefore we have $2,000,000 available for operations should they be required.

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

We estimate that our expenses over the next 12 months will be approximately $900,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	50,000
Technology Expenditures	12 months	200,000
Management and operating costs	12 months	100,000
Salaries and consulting fees	12 months	60,000
Fixed asset purchases	12 months	10,000
General and administrative expenses	12 months	50,000
Allowance for Acquisitions and exploration expenses	12 months	430,000
Total		900,000

We intend to meet our cash requirements for the next 12 months by way of private placement draw downs under our financing agreement.  There is no assurance that the funds under that agreement will be available when required or that we will be successful in completing any other private placement or debt financings if required to do so.  However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.  While we currently have sufficient funds to fund our operations, including our initial technology funding, we may not raise sufficient funds to fully carry out our business plan.

Results of Operations

We have recently changed our business plan with the change in control of the Company. We do not have any revenues and have not had any revenue since inception on June 1, 2010.

Three Month Period Ended December 31, 2012 Compared to Three Month Period Ended December 31, 2011

We have a net loss of ($115,683) for the three months ended December 31, 2012 as compared to a net loss of ($4,640) for three months ended December 31, 2011. The majority of the loss for the three months ended December 31, 2012 comes from the recognition of a stock-based expense of $46,800 during the period as compare to no stock based expense for the comparable period ended December 31, 2011.  As well, office and general increased from $1,140 (2011) to $17,913 (2012), management fees increased from $nil (2011) to $12,500 (2012) and professional fees increased from $3,500 (2011) to $38,470 (2012) as the Company increased activities relating to the change in business and effecting its business plan.

Basic and diluted losses per share for the respective three month periods ended December 31, 2012 and December 31, 2011was ($0.00).

Six Month Period ended December 31, 2012 Compared to Six Month Period Ended December 31, 2011

We have a net loss of ($254,141) for the six months ended December 31, 2012 as compared to a net loss of ($9,930) for six months ended December 31, 2011. The majority of the loss for the six months ended December 31, 2012 comes from the recognition of a stock-based expense of $78,000 during the period as compare to no stock based expense for the comparable period ended December 31, 2011.  As well, office and general increased from $2,180 (2011) to $35,833 (2012), management fees increased from $nil (2011) to $20,000 (2012) and professional fees increased from $7,750 (2011) to $119,542 (2012) as the Company increased activities relating to the change in business and effecting its business plan.

From inception we have had a net loss of ($319,725).

Basic and diluted losses per share for the respective six month periods ended December 31, 2012 and December 31, 2011was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.  The Company intends to undertake exploration programs on the mineral claims during 2013.

ITEM 6.  EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
3.1(b)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012.	Incorporated by reference to our Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.6	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.7	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.9	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.10	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	February 13, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director