Form 10-Q
period 2013-03-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-05-15
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [X ] No [ ]

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

Yes [X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

78,218,750 common shares outstanding as of May 14, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on October 15, 2012.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash	$131,754	$30,042
Prepaid expenses and advances	99,213	2,413
TOTAL CURRENT ASSETS	230,967	32,455
TOTAL ASSETS	$230,967	$32,455

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$5,129	$2,934
Accounts payable – related party	-	2,695
Accrued interest	-	110
Note payable	-	40,000
TOTAL CURRENT LIABILITIES	5,129	45,739
TOTAL LIABILITIES	5,129	45,739

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 78,218,750 and 77,437,500 shares of common stock issued on March 31, 2013 and June 30, 2012, respectively	78,219	77,438
Additional paid in capital	695,157	8,738
Accumulated deficit during the exploration stage	(547,538)	(99,460)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	225,838	(13,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$230,967	$32,455

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative results from Inception,
					June 1, 2010
	Three Months Ended		Nine Months Ended		Through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	24,468	-	24,468	-	24,468
Office and general	27,207	2,799	63,040	4,979	76,073
Stock based compensation	109,200	-	187,200	-	187,200
Management fees	15,000	-	35,000	-	40,000
Professional fees	18,062	17,566	137,604	25,316	185,921
OPERATING LOSS	(193,937)	(20,365)	(447,312)	(30,295)	(513,662)

OTHER EXPENSE
Interest Expense	-	-	(766)	-	(876)

NET LOSS	$(193,937)	$(20,365)	$(448,078)	$(30,295)	$(514,538)

NET LOSS PER COMMON SHARE - BASIC	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	78,218,750	77,437,500	78,027,714	70,714,091

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (Formerly Green & Quality Home Life, Inc.) (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

			Date of Inception
			(June 1, 2010) Through
	Nine months ended March 31,		March 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(448,078)	$(30,295)	$(514,538)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	187,200	-	187,200
Changes in operating assets and liabilities:
Interest	(110)	-	-
Increase in accounts payable and accrued liabilities	2,195	2,860	5,129
Decrease in accounts payable – related party	(2,695)	-	-
Increase in prepaid expenses	(96,800)	-	(99,213)
NET CASH USED IN OPERATING ACTIVITIES	(358,288)	(27,435)	(421,422)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	5,191	517,190
Proceeds from note payable	-	-	40,000
Repayment of note payable	(40,000)	-	(40,000)
Due to related party	-	22,105	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,000	27,296	553,176

NET INCREASE (DECREASE) IN CASH	101,712	(139)	131,754

CASH BEGINNING OF PERIOD	30,042	176	-

CASH, END OF PERIOD	$131,754	$37	$131,754

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$876	$-	$876
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Stock based compensation	187,500	-	187,500
Forgiveness of shareholder loan	-	-	35,986
Total	$187,500	$-	$223,486

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $514,538. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family. We are currently an exploration stage company intending to be engaged in the exploration of mineral properties and the development of related technologies.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 18, 2012.

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at March 31, 2013, the Company has an accumulated deficit of $547,538. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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
March 31, 2013
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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation(continued)
The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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
March 31, 2013
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

During the period ended March 31, 2013, the Company paid cash in the amount of $90,000 pursuant to the agreement, and recorded the amount as prepaid advances on future revenue under the licensing agreement.

NOTE 4 – MINERAL PROPERTIES

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

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the period.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Prepaid legal fees	$-	$2,412
Prepaid news releases expense	4,713	-
Prepaid audit fee	4,500	-
Advances related to technology licensing agreement – Note 3	90,000	-
	$99,213	$2,413

NOTE 6 – FINANCING AGREEMENT

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

During the six month period ended March 31, 2013, the Company received $500,000 under the financing agreement by way of an equity private placement for 781,250 shares of common stock at $0.64 per share.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 6 – FINANCING AGREEMENT (continued)

The shares were issued as follows:
Issue Date	Shares Issued	Value Per Share	Issuance Valuation
September 4, 2012	781,250	$0.64	$500,000

NOTE 7 – CAPITAL STOCK

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

As of March 31, 2013, 78,218,750 common stock shares were issued and outstanding.

NOTE 8 – STOCK OPTIONS

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

The following table summarizes information concerning stock options outstanding as of March 31, 2013:
	Shares	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2012	-	-
Granted	300,000	$0.25
Vested	300,000
Forfeited	-
Unvested, at March 31, 2013	-	$0.25

The Company recognized a stock-based compensation of $187,200 in the current nine month period ended March 31, 2013.

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 8 – STOCK OPTIONS (continued)

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for service without further recourse. The Company issued stock options to contractors to provide services to the Company over the next 12 months. However, the stock options have already been granted to the service providers and there is no claw back provision in the options if services are not performed.  Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services to be rendered with no recourse.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the six month period ended March 31, 2013:

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

NOTE 9 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the nine month period ended March 31, 2013, the Company repaid in full a total of  $40,876, which includes the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 10 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the six month period ended March 31, 2013, Mr. Walchuk invoiced the company for the services in the amount of $35,000, which was paid in full.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On April 21, 2013, effective as of April 15, 2013, American Graphite Technologies Inc. received back an executed agreement from Rosevale Capital S.A. (“Rosevale”)  whereby the Company has engaged Rosevale to provide investor relations and marketing services for the Company (the “Agreement”).

The Agreement will be effective April, 15, 2013, and will remain in full force and effect for a Six (6) month period up to and including the close of business on October 14, 2013, and

In consideration of Rosevale having rendered services to the Company, the Company will:

a)
pay to Rosevale a fee in the amount of Two Thousand and Five Hundred Dollars  (USD$ 2,500) forthwith on the 15th day of April 2013 , and Two Thousand Five Hundred Dollars (USD$ 2,500) on the  15th day of every month following, in which this Agreement is in effect;

b)	Upon signing of this agreement the Company will be required to pay Rosevale for the first three months of service in advance. The total amount will be $7,500; and

c)
the Company will reimburse Rosevale for all expenses and disbursements, including all reasonable travel expenses incurred by Rosevale in connection with the performance of Rosevale's duties, however Rosevale shall not make any single expenditure or any series of expenditures in connection with any single matter or any number of connected matters, exceeding one thousand USD ($1,000USD).

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

Cash on hand at March 31, 2013 was $131,754 as compared to $30,042 as of June 30, 2012. We had a total of $99,213 in prepaid expenses as at March 31, 2013 compared to $2,413 as at June 30, 2012.   Prepaid expenses relate to the $90,000 paid against the licensing agreement with Cheap Tubes (Refer to Note 3 of the Financial Statements contained herein), $4,713 in news release fees, $4,500 in retainer for audit.

Our total liabilities at March 31, 2013 were $5,129 as compared to $45,739 as at June 30, 2012.  The reduction was mainly due to the repayment of a note payable during the period.    Our total assets were $293,367 as at March 31, 2013 as compared to $32,455 as at June 30, 2012. This significant change in assets was as a result of an equity funding in the amount of $500,000 under a financing agreement whereby the Company made raise up to $2,500,000 and pre-paid expenses in the amount of $161,613 as detailed above.

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

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

We have a net loss of ($193,937) for the three months ended March 31, 2013 as compared to a net loss of ($20,365) for three months ended March 31, 2012. The majority of the loss for the three months ended March 31, 2013 comes from the recognition of a stock-based expense of $109,200 during the period as compare to no stock based expense for the comparable period ended March 31, 2012.  As well, exploration expenses increased from $nil (2012) to $24,468, office and general increased from $2,799 (2012) to $27,207 (2013), management fees increased from $nil (2012) to $15,000 (2013) and professional fees increased from $17,566 (2012) to $18,062 (2012) as the Company increased activities relating to the change in business and effecting its business plan.

Basic and diluted losses per share for the respective three month periods ended March 31, 2013 and March 31, 2012 was ($0.00).

Nine Month Period ended March 31, 2013 Compared to Nine Month Period Ended March 31, 2012

We have a net loss of ($447,312) for the nine months ended March 31, 2013 as compared to a net loss of ($30,295) for nine months ended March 31, 2012. The majority of the loss for the nine months ended March 31, 2013 comes from the recognition of a stock-based expense of $187,200 during the period as compare to no stock based expense for the comparable period ended March 31, 2012.  As well, exploration expenses increased from $nil (2012) to $24,468, office and general increased from $4,979 (2012) to $63,040 (2013), management fees increased from $nil (2012) to $35,000 (2013) and professional fees increased from $25,316 (2012) to $137,604 (2013) as the Company increased activities relating to the change in business and effecting its business plan.

From inception we have had a net loss of ($514,538).

Basic and diluted losses per share for the respective nine month periods ended March 31, 2013 and March 31, 2012was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
3.1(b)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012.	Incorporated by reference to our Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.6	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.7	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.9	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.10	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.11	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	May 15, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director