Form 10-Q/A
period 2013-03-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-05-23
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No.1

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

78,218,750 common shares outstanding as of April 25, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of American Graphite Technologies Inc., amends our interim report on Form 10-Q for the nine month period ended March 31, 2013 as filed with the Securities and Exchange Commission on May 15, 2013 (the "10-Q").

We had inadvertently neglected to tick the box denoting that the Company is no longer in shell status.   The Company has not been in shell status since December 3, 2012, and has filed the required Form 8-K on December 27, 2012.

Other than as set out above, no other changes have been made to the 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date(s), and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.  EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
3.1(b)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012.	Incorporated by reference to our Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.6	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.7	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.9	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.10	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.11	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*
101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference to our Form 10-Q filed with the SEC on May 15, 2013*

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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	May 23, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director