Form 10-K
period 2013-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-10-15
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54521
Commission File Number

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Ste D#422, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 473-8227
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $38,574,064 based on the closing price of $0.80 as reported as of December 31, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

82,918,374 shares of common stock issued and outstanding as of October 3, 2013

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

American Graphite Technologies Inc. (formerly “Green & Quality Home Life, Inc.”) was incorporated in the State of Nevada on June 1, 2010.

On May 23, 2012, we underwent a change of control and on June 11, 2012, the Company’s newly appointed sole director and majority shareholder approved a name change to American Graphite Technologies Inc. and a one hundred and twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock. Concurrent with the forward split we amended our authorized capital from 75,000,000 to 200,000,000.

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

New management of the Company determined to change the direction of the Company and to enter into mining exploration and development related to graphite and the acquisition and development of technologies related thereto.   The Company has two projects, a mineral exploration project whereby the Company intends to explore for graphite and a licensing agreement for the development and marketing of a technology related to the graphene industry.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We do not have any subsidiaries.

Previous Business

Before we went through a change of control and business focus, we were a development stage company intending to create a portfolio of products and services (controlling heating, ventilation and air conditioning) and develop a set of solutions which would automate these domestic activities. The lack of funds and the present economy prevented that from happening.  As we were unable to raise the capital necessary to develop our business plan, we began a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate.

Current Business

Shortly after changing our business focus to exploration stage properties, we identified certain opportunities to engage in the development of technologies related to graphite and graphene and determined to pursue that business.    We entered into negotiations on projects, both graphite properties and technologies.   On July 31, 2012 the Company entered into a Letter of Intent (“LOI”) with a private US company for an option to participate in a 100% interest in all of certain property rights held by the U.S. private company. We were unable to close that acquisition.  Subsequently we identified the opportunities for entry into our business by way of an agreement with Cheap Tubes for the licensing and marketing of Bucky Paper which is a product currently under development that is produced from graphene.   We intend to continue to source other opportunities related to graphite and graphene technologies and also in exploring and developing mining properties related to the industry we have chosen.

During the month of January 2013, the Company undertook the staking of certain mining claims in the Province of Quebec, Canada.  In order to hold the property in the Province of Quebec either a principal of the Company or the Company must have a prospector’s license.  The prospectors license was granted to our sole officer and director, Rick Walchuk on February 2, 2013 and the mineral concession is held in the name of  Mr. Walchuk under a trust agreement with the Company.   The mining claims are in an active area of graphite exploration and production.  The Company had intended  to undertake an exploration program on the claims during 2013 but was delayed in getting a proposal underway by a qualified geologist and by a lack of adequate funding.   The Company has just recently completed a funding and has allocated a portion of that funding to undertake an exploration program.  The program may have to wait until the spring of 2014 dependent on weather conditions.  The Company is currently awaiting a program to be presented by a geologist in regard to the initial work program to be undertaken on the mineral claims.

During the month of April, 2013, the Company met with representatives of the National Academy of Science of  the Ukraine National Science Center – Kharkiv Institute of Physics and Techniques (the “Institute”)  in regard to the establishment of a collaboration between the Institute and the Company on a project for the research of  the properties of graphene contained matter as a working material for 3D-printing and other uses.  The Company and the Institute will be working under the auspices of the Science and Technology center in the Ukraine (“SCTU”), which is an intergovernmental organization founded by the governments of the Ukraine, Canada, the EU and the USA which supports research and development activities for peaceful applications by Ukrainian, Georgian, Uzbekistani, Azerbaijani, and Moldovan scientists and engineers.     The project requires the approval of the U.S. Department of State, Bureau of International Security and Nonproliferation Office of Cooperative Threat Reduction.    On April 1, 2013, the Company submitted the documents to the U.S. Department of State.   On October 1, 2013, the project was granted live status and the Company can now commence the research project.  The project is called P600 and it is a a collaboration between the Company and the Institute.

The project is designed to research the properties of nanocarbon contained matter as a working material for 3D printing. The project team will consist of 8 scientists and PhDs with experience in the fields of nanotechnology, 3D printing, solid state physics, physical materials and thermal physics.

The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material.

The project is now underway and management is currently working in the Ukraine with the Institute and the scientists to commence the research..

 Graphite and its Industrial Uses

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

 Graphene

Technology helps the world advance.  As humans it's in our nature to investigate, innovate and solve problems.  This curiosity means we make things, create things and develop new technologies.  You can look back thousands of years for basic examples of technology pushing civilization forward.

Most people don't understand the rapid change technology has on their life... or the speed at which change occurs.

•	200 times stronger than steel
•	150,000 times thinner than a human hair
•	More flexible than a sheet of paper

You may have heard about Graphene.  If you haven't, it's a newly discovered, very special refined form of graphite.  It's a one-atom-thick sheet of densely packed carbon atoms arranged in a honeycomb lattice.

Put simply, it's a sheet of carbon atoms 150,000 times thinner than a human hair.  Under a powerful microscope, it looks like chicken wire.  But what's so special about it?

Everything:

For starters, it's 200 times stronger than structural steel; it's so strong you could suspend an elephant from a single strand of Graphene, and the strand would not break.

It's extremely lightweight. Soon, everything from bicycles and boats to airplanes and cars could be made out of Graphene composites.  And when they are, their energy efficiency and durability could skyrocket.

But, that's just the beginning of what this new 'smart material' can do. Not only is it the strongest material researchers have ever tested, it's also one of the best conductors man has ever found.  IBM has already created a Graphene-based processor capable of executing 100 billion cycles per second.  Researchers believe that in the future, a Graphene credit card could store as much information as today's computers. We believe that this one material alone could prove more revolutionary than, and soon replace plastic, Kevlar and the silicon chip.

In fact, it's such a breakthrough that the first two scientists to successfully produce single-atom-thick crystals of Graphene were awarded the 2010 Nobel Prize in Physics.

In just two years, over 200 companies from a wide array of industries have researched the magical potential of Graphene:

Graphene is a substance made of pure carbon, with atoms arranged in a regular hexagonal pattern similar to graphite, but in a one-atom thick sheet. It is very light, with a 1 square meter sheet weighing only .77 milligrams. It is an allotrope of carbon whose structure is a single planar sheet of sp2-bonded carbon atoms that are densely packed in a honeycomb crystal lattice.

The term graphene was coined as a combination of graphite and the suffix -ene by Hanns-Peter Boehm, who described single-layer carbon foils in 1962. Graphene is most easily visualized as an atomic-scale chicken wire made of carbon atoms and their bonds. The crystalline or "flake" form of graphite consists of many graphene sheets stacked together.

The carbon-carbon bond length in graphene is about 0.142 nanometers.[4] Graphene sheets stack to form graphite with an interplanar spacing of 0.335 nm. Graphene is the basic structural element of some carbon allotropes including graphite, charcoal, carbon nanotubes and fullerenes. It can also be considered as an indefinitely large aromatic molecule, the limiting case of the family of flat polycyclic aromatic hydrocarbons.

The Nobel Prize in Physics for 2010 was awarded to Andre Geim and Konstantin Novoselov at the University of Manchester "for groundbreaking experiments regarding the two-dimensional material graphene.

Touch screens, processor chips, casings, and batteries (in everything from PCs and HD TVs to tablets), mobile phones and hybrids could all be made with Graphene.

It could change entire industries, economies, and our lives.

Imagine HD TVs as thin as wallpaper, Smart phones so skinny and flexible you can roll them up and put them behind your ear, and so durable you can beat them with a hammer!

These are some but not all of the benefits of graphene.

Our ongoing business:

 By concentrating on securing domestic graphite mining opportunities and the commercialization of graphene specific proprietary technology methods, management is seeking to bring profit opportunities and maximize shareholder value.

The agreement with Cheap Tubes for the licensing and marketing of Bucky Paper was the first step in developing our business plan.   We are funding the technology development and have commenced the investigation of marketing the products and services developed while seeking other complimentary projects in a like field.

We have made contact and entered into a cooperation agreement with a well-recognized collaboration partner in the Ukraine to research the properties of graphene matter as a working material for 3-D printing, which we hope will lead to a possible joint patent of a new product and use for graphene, which would be a technology in which we hold a direct interest rather than just a licensing agreement as we currently have with Cheap Tubes.

We undertook the staking of certain mining claims in the Province of Quebec, Canada which are in an active area of graphite exploration and production.   We intend to fund an exploration program, which will most likely take place in the spring and summer of 2014.   We are required to spend a total of  $120,000 on the mining claims prior to January 15, 2015 in order to maintain the claims.

We continue to get requests for information on our graphene products and we are building a contact list to work with once we have a saleable product developed.

The Licensing and Marketing of the Technology:

What is Bucky Paper?

Bucky Paper is a strong and lightweight substance manufactured from compressed carbon nanotubes, which are long, cylindrical carbon structures consisting of hexagonal graphite molecules attached at the edges.  A sheet of Bucky Paper looks like old-fashioned typewriter carbon paper but is much stronger than an equivalent mass of steel. When sheets of Bucky Paper are stacked and compressed, the resulting material is up to 500 times stronger than steel, at one-tenth of the weight. In this arrangement, the current-carrying capacity is remarkably high. Bucky Paper also has excellent thermal conductivity and low optical reflectivity.

Originally, Bucky Paper was fabricated as a way to handle carbon nanotubes, but it is also being studied and developed into applications and showing promise as an vehicle and body armor, Li Ion batteries, and next generation electronics and displays.  The generally accepted methods of making CNT films involves the use of surfactants which improves their dispersibility in aqueous or organic solutions. These suspensions can then be processed to yield uniform films called Bucky Papers.    Among the possible uses for Bucky Paper that are being researched:

•
Fire protection: covering material with a thin layer of Bucky Paper significantly improves its fire resistance due to the efficient reflection of heat by the dense, compact layer of carbon nanotubes or carbon fibers.

•	Li Ion batteries- as an anode or cathode in the batteries. It can enable faster charging rates and thermal stability.

•
If exposed to an electric charge, Bucky Paper could be used to illuminate computer and television screens. It could be more energy-efficient, lighter, and could allow for a more uniform level of brightness than current cathode ray tubes (CRT) and liquid crystal displays (LCD) technology.

•
Since individual carbon nanotubes are one of the most thermally conductive materials known, Bucky Paper lends itself to the development of heat sinks that would allow computers and other electronic equipment to disperse heat more efficiently than is currently possible. This, in turn, could lead to even greater advances in electronic miniaturization.

•
Films also could protect electronic circuits and devices within airplanes from electromagnetic interference, which can damage equipment and alter settings. Similarly, such films could allow military aircraft to shield their electromagnetic "signatures", which can be detected via radar.

•
Bucky Paper could act as a filter membrane to trap microparticles in air or fluid. Because the nanotubes in Bucky Paper are insoluble and can be functionalized with a variety of functional groups, they can selectively remove compounds or can act as a sensor.

•	Produced in high enough quantities and at an economically viable price, Bucky Paper composites could serve as an effective armor plating.

•	Bucky Paper can be used to grow biological tissue, such as nerve cells. Bucky Paper can be electrified or functionalized to encourage growth of specific types of cells.

•	The Poisson's ratio for carbon nanotube Bucky Paper can be controlled and has exhibited auxetic behavior, capable of use as artificial muscles.

•	It could be added as a mechanical reinforcement in composite applications

The carbon nanotube evolved from three-dimensional structures similar to the geodesic dome, which was originally conceived by the inventor R. Buckminster ("Bucky") Fuller. For this reason, nanotubes and materials made from them are often given names with "bucky-" prefixes.

Bucky Paper is one tenth the weight yet potentially 500 times stronger than steel when its sheets are stacked to form a composite. It could disperse heat like brass or steel and it could conduct electricity like copper or silicon.

Market, Customers and Distribution Methods

The market for Bucky Paper is an emerging market.

Until the manufacturing process improves and we are able to commercialize the Bucky Paper currently under development in our agreement with Cheap Tubes to the point where it is reliable and free of unwanted inconsistencies, the product will only see very limited usage. However, methods are improving at a rapid pace and more money is being funneled into research. Nevertheless, it will be a number of years before Bucky Paper fully replaces any competitive products. Bucky Paper still needs to undergo thorough testing along with studies delving into how it may potentially impact the environment. Since this developing product is a completely untested product from the perspective of consumer safety, there may even be health risks. There have been concerns that Bucky Paper may be similar to asbestos and harm humans, however Bucky Paper is marketed currently although in limited quantities. Until adequate testing is performed, Bucky Paper will not be used on a large scale.

We do not yet have a product to market or customers and we have not yet determined distribution methods we will use.  Our licensed technology requires further development before we will have a product ready to market. We expect that we will be on the market in twelve to eighteen months, however, we cannot say with certainty we will meet this timeline.  We expect to initially market the products via internet sales, direct sales and trade show sales.  We will however, be competing with our licensor, Cheap Tubes Inc. who currently  markets a Bucky Paper product and markets other products related to our chosen industry  in this fashion and has substantial market experience, having been in the industry since 2005 and manufacturing and marketing a 2” Bucky Paper since 2009. However, we will receive royalties on the products sold by Cheap Tubes Inc.

Currently, Cheap Tubes makes a hybrid Bucky Paper using the surfactant free technology that will be further developed by our funding.  The current product, while highly flexible and highly conductive has resistance levels of between 3 ohms and 30 ohms.  The goal with the further development funding is to be below 1 ohm and ultimately below 0.1 ohm of resistance.  This resistance level while not required to be able to market the Bucky Paper is the perceived resistance level to develop sufficient market interest to generate sufficient revenues to recover our costs and hopefully generate profitability for the Company.

We expect that the funding that we have allocated to Cheap Tubes will be sufficient to complete the testing and finalize development of the technology resulting in a marketable product, however, we cannot say with certainty that this will be the case.   We are relying on the fact that Cheap Tubes already has completed the initial stage product development and has certain equipment that will be required for the ongoing development and our funds will be allocated to purchasing additional equipment and to materials and testing costs.      Should we be required to fund additional costs we expect to draw down on our current financing agreement to provide the funding, although we cannot say with certainty that such funding will not have been already drawn down for other projects or that the funds will be available for draw-down if and when required.

In regard to the government regulations which are required to market our products when developed, Cheap Tubes as more particularly identified under “Regulatory Approvals Required to Market the Products” on Page    10    and   “Government Regulations” on page 11 of this filing.

Competition

We are a new company having entered into an agreement for a developing technology and as such we have a weak competitive position in the industry. We compete with independent manufacturers and institutional and individual investors who are actively seeking to develop and market Bucky Paper as well as more traditional alternatives.

Currently there are two main competitors, Nano Comp Tech & Buckeye Composites.  Nano Comp can make the product on a much larger scale and they are the largest industry player.   Buckeye has put out a presentation they may go to a larger scale in 2013 but it is unconfirmed and not guaranteed.  They currently sell for $75/ sq ft and the goal is $20 sq ft.  Cheap Tubes believes we can compete even at this lower price. Buckeye does a lot of hand manufacture (prepeg with polymers for example) which can be automated. Both of these companies work more with the CNT Bucky Paper. Our paper is mostly graphene with only a bit of CNTs for flexibility and conductivity enhancement.

We also compete with other technology development companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing companies in our field of endeavor may impact our ability to raise additional capital in order to fund our agreement or further acquisitions. If investors perceive that investments in our competitors are more attractive based on the merit of their technologies, or the advanced stage of marketing or development or the price of the investment opportunity.

Scientists in the US and China are already using tiny Graphene-based probes to target and identify tumors in live mice. They hope similar Graphene-based particles could shuttle cancer drugs to tumors, or even kill tumor cells directly. Engineers at Northwest University, Seattle, found that specially crafted Graphene electrodes could allow a lithium-ion battery, like those found in your smart phone or Toyota Prius, to charge 10 times faster and hold 10 times more power. And in 2011, chemists at Rice University, Houston, created Graphene-based thin films, unlocking the secret to incredibly flexible, super-durable touch screens and solar cells that can wrap around just about anything.

Samsung has already said its flexible displays should enter full-scale production later this year, and it expects to have a dozen more Graphene based products on the market within the next five.

IBM, Nokia and Apple are hot on their heels too.

We face competition from many companies, major universities and research institutions in the United States and abroad. Many of our competitors have substantially greater resources, experience in conducting research, experience in obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities name recognition and production capabilities. We will face competition from companies marketing existing products or developing new products which may render our licensed technologies (and products) obsolete.

 These companies may have numerous competitive advantages, including:

• significantly greater name recognition;

• established distribution networks;

• more advanced technologies and product development;

• additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

• greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and

• greater financial and human resources for product development, sales and marketing, and patent litigation.

Our commercial success will depend on our ability to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution.

There can be no assurance that competitors will not succeed in developing products that are more effective than our licensed Bucky Paper technology, therefore rendering our licensed products obsolete and non-competitive. Accordingly, in addition to our licensors research and development efforts, we may need to create a public relations/advertising program designed to establish “brand” name recognition early on in our corporate development; we intend to continue to develop and market our brand name pending commercialization of products, if any, we may derive from the research and development efforts of our licensor.

We believe our strategy ultimately will facilitate the marketing, distribution and public acceptance of any products that  may be derived from research and development efforts if and when regulatory approval is received.

Competition with respect to our licensed technologies is and will be based, among other things, on safety, reliability, availability, price, marketing, distribution and patent position. Another important factor will be the timing of market introduction of any Graphene related products developed by our licensor.

Accordingly, the speed with which our licensor can develop Graphene products, complete safety approvals processes and ultimately supply commercial quantities of any products developed to the market is expected to be an important competitive factor.

Our competitive position will also depend upon our ability to attract and retain qualified personnel, for our licensor to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Regulatory Approvals Required for the Products to be Developed and Marketed

Cheap Tubes intends to file a pre-manufacturing notice (“PMN”) with the Environmental Protection Agency (“EPA”).  As the nanostructures are confined to a paper like product and not loose particles, it is anticipated that there may be an exemption from the EPA and there will be no requirement to finalize the PMN, as has occurred with one of the competitors currently marketing a similar product.  However, Cheap Tubes intends to complete the PMN and submit and with the submission they will ask for a low release exemption to be granted (LOREX).   Under a LOREX, the manufacturer agrees with the EPA on production levels which allows for the limited marketing of the products while finalizing the PMN over the course of a couple of years, when the products should receive full approval from the EPA.  The testing regimens with the EPA will get established after the LOREX is granted so we cannot predict at this time when we may be in full production.   However, we intend to market the products immediately upon the LOREX being granted.

Intellectual Property

 We do not currently have any intellectual property and we will not own any intellectual property under our agreement with Cheap Tubes.  Rather, we will have the non-exclusive marketing rights to the Cheap Tubes technology and an overriding royalty on sales from the technology once developed and marketed.

Our licensor filed a utility patent in Feb 2011 (with a federal 2010 filing date due to provisional application) for the core technology of which the paper is one application.  Our licensor also has another provisional patent pending now which is specific to the Bucky Paper.  The core patent filing number is 12/932,221 and  the provisional patent  application number is  61/666,513.

The core patent has an office action rejecting the patent and our licensor has until November 15, 2013 to submit a response, which he intends to file before the end of October, 2013. The patent attorney has been advised that a resubmission with additional information will take place by the end of October or early November.  Cheap Tubes has abandoned the provisional patent.

We intend to file any patents developed under our collaboration with the Institute but as yet we have not completed the research so no patent is currently filed. We cannot say if we will be successful in developing a patentable technology at this time.

Research and Development

We did not incur any research and development expenses during the period from June 1, 2010 (inception) to our fiscal year ended June 30, 2013.

Government Regulations

We are not yet aware of any direct government regulations relating to the manufacture of Bucky Paper; however the manufacture will be subject to various federal, and state laws governing manufacturing.  However, we will not manufacture but we will only market the products produced by Cheap Tubes therefore the government regulations will relate to our marketing efforts.  We expect the manufacturer will be responsible for ensuring that the products are manufactured and supplied for distribution in compliance with all laws.  Our licensor advises that as long as they label the products for R&D use only, they do not run afoul of the USEPA, which would impact on our ability to sell product.  When the licensor seeks to move out of R&D they will need to file  a pre manufacturing notice.  This gives them two years to market and when they hit a certain volume threshold as negotiated with the EPA, they then need to negotiate a testing schedule.

Environmental Regulations

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.  Our licensor will have to ensure that they comply with all environmental regulations and should they fail to do so, our supply of product may be at risk.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for the products or services, which could have a material adverse effect on our results of operations.

 There are several concerns with nanoparticles, they are human and environmental. Nanoparticles are bad to inhale or otherwise get inside your body.  They can provoke an immune response and can also pass the blood brain barrier.  Because they are electrically conductive they could electrically short nerves.   There is evidence that CNTs can mimic asbestos exposure and mesothelioma could result.  They can also build up in arteries and contribute to athero sclerosis.

The likelihood of this type of exposure is dramatically decreased when they are incorporated into a product such as Bucky Paper.   The environmental concern is to keep them out of the air and ground water.  This can be further mitigated by using a polymer in the formulae which our licensor may determine to do.

Status of our  development plan under the Cheap Tubes agreement

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

Under the terms of the agreement, Cheap Tubes was to incorporate a new corporation (“Newco”) and assign all rights and obligations of the agreement with us as well as the patent agreement.  The newly formed corporation would then become the party to this agreement.   Until such time as Newco was formed all funds paid were to remain in an attorney escrow.  Further, in order to have funds released from escrow the parties were to formulate and agree to a milestone schedule to be met by Cheaptubes or Newco as the case may be.   Each quarter the milestones from the prior quarter must be met as a pre-condition to the upcoming quarterly funding.   Under the agreement the Company was granted a non-exclusive license to market and distribute Bucky Paper using the patents, trade secrets and knowhow (the “Proprietary Rights”) throughout the world. Newco or Cheap Tubes will manufacture the Bucky Paper products and we shall have no rights to sublicense the Proprietary Rights to a third party. As the agreement is non-exclusive, Cheap Tubes will also have the right to market and distribute Bucky Paper products, subject to our ongoing fees, as described below.

On December 21, 2012, we received the required schedule under the agreement.  On December 24, 2012, we received notification that of the incorporation of CTI Nanotechnologies LLC (“CTI”), and the assignment of the patents to CTI.  As per the terms of the agreement, all conditions were satisfied and therefore the funds were released from escrow.

As consideration for funding, we will receive 40% of the Net Sales Revenue for Bucky Paper until the amount we have received equals our capital investment regardless of whether we, Cheap Tubes or CTI are the ultimate vendors on the sale.  Thereafter, we will receive 30% of our capital investment until such time as we have received an amount equal to 20% of the $250,000 invested, 25% for the next five years and 20% for the remaining five years, at which time all obligations to us from Cheap Tubes or CTI shall cease.

Under the agreement, any new opportunities presented to us or Mike Foley (the shareholder of Cheap Tubes), Cheap Tubes or CTI are to be negotiated and if agreement is reached then shall be formalized in a mutually acceptable definitive agreement; with no obligation upon either party to enter into an agreement should they not be able to negotiate mutually acceptable terms.  However, it is the intent of the parties to work toward furthering the business of Cheap Tubes, CTI, our business and any new business that may present itself.

During the fiscal year ended June 30 2013, the Company paid cash in the amount of $170,000 pursuant to the agreement, and recorded the amount as prepaid advances on future revenue under the licensing agreement.

Our licensing agreement had a number of scheduled milestones that were required to be met by our licensor in order for the Company to continue to fund under the agreement.

All of the milestones were met as required for the quarter ended December 31, 2012 as per the indicated milestones and included, the finalization of agreements, the incorporation of CTI, the purchase of certain equipment for scale up of product production, the purchase of raw materials for testing.

For the first quarter ended March, 2013, CTI did not meet all of their milestones specifically the milestone related to the securing of new space and a move into the facility.  While new space was identified, there was a problem with oil residue in the facility which was proposed to be leased and the landlord declined to clean up so that the Company could operate within the clean requirements for the development of the products.   The Company continued funding although this milestone was missed.

For the quarter ended June, 2013, CTI did not meet the milestones.  The building was leased and  renovations are currently ongoing and CTI hopes to move in by the end of October, 2013.   However, the siting of equipment will not allow for operations to commence.   There is currently still ongoing site work to ready the building for occupancy which is hoped to be completed on or before October 21, 2013.   Once the equipment is situated then an electrician needs to be engaged to determine the power requirements for the equipment and to sign off on a proposal which will allow CTI to make application to the power company for power to be installed to the facility.  The power company has advised CTI that this action could take up to two months.   Therefore, it is not expected that CTI will be able to meet its ongoing milestones in a timely fashion.  However, the Company and CTI will continue to work under the agreement to push forward as quickly as possible with the final plans for products that can be marketed.    As the agreement is currently in default due to the inability to meet the milestones, the Company and CTI may revise the agreement over the next two months.

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

Information Related to our Mining Claims:

Measurement & Currency

Conversion of metric units into imperial equivalents is as follows:

Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs)
grams/tonne	0.029	= ounces (troy)/ton

We have staked a total of 100 mineral claims covering approximately 5,400 hectares (13,343 acres in the Province of Quebec, Canada in January, 2013, known as the Lac Nicolas Property (the “Property”).   The property is an exploration project with no proven or probable reserves.  We had intended to commence exploration on these mineral claims during the calendar year 2013, however, we are unsure whether we will be able to undertake exploration in the fall or winter of 2013 and early 2014 due to weather conditions.   We intend to explore for graphite. The property is part of the Government of Quebec’s proposed “Plan Nord” which is one of the biggest economic, social and environmental development initiatives with the intention to spend $80 billion during the next 25 years in this region and will create or consolidate 20,000 jobs per year. The government is thinking about giving tax credits for investment in the mining projects.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines. The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or claims available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

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

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;
●	relying on the strength of our management’s contacts; and
●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Baie-Cameau Township, Quebec in Canada, including those which govern prospecting, mineral exploration, drilling, mining, production, mineral extraction, transportation of minerals, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by Quebec and the Canadian Federal Government. Currently, there are no costs associated with our compliance with such regulations and laws. There is presently no need for any government approval of our business or our anticipated mineral products.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known as we do not know the size, quality of any resource or reserve at this time. It is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Environmental Regulations

Our exploration activities are also subject to various federal and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment and in material compliance with applicable environmental laws and regulations. Changes to current local or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

As of June 30, 2013 we did not have any employees.  Currently, Rick Walchuk, our sole director and officer spends about 20 hours per week on our operations on a consulting basis.

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

RISKS RELATED TO OUR BUSINESS

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of Rick Walchuk our Chief Executive Officer, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than Rick Walchuk, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

 Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for special projects. Our continued ability to compete effectively depends on our ability to attract new employees. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

 The products we intend to market may not be accepted by the market.

Our success depends on the acceptance of the products we will market in the marketplace.  Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to use the products.  A number of factors may inhibit acceptance of the products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, (iii) our inability to convince corporations that they need to pay for the products and services we offer or (iv) failure of individuals and corporations to use the products. If the products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

 There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

 The market for the products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies may offer products that provide the same or greater functionality than the licensed products. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for the licensed products continues to develop. Further, we will face competition from the licensor of the products we will market.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success.

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We may be required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our intended growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Our commercial success will depend in part on the ability of the licensor of the technology to maintain protection of their intellectual property.

Our success will depend in part on the ability of the licensor of the technology to maintain or obtain and enforce patent and other intellectual property protection for the technologies and to preserve trade secrets, and to operate without infringing upon the proprietary rights of third parties. We cannot be certain that the creators of the technology were the first inventors of inventions covered by their patent and patent application or that they were the first to file. Accordingly, there can be no assurance that the patent and patent application are valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our licensed biodiesel manufacturing processes may have a material adverse effect on our competitive position and business prospects. It is also possible that the technologies may infringe on patents or other intellectual property rights owned by others. If we are found liable for infringement, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market.

If we do not continually introduce new products or enhance our current  licensed products, they may become obsolete and we may not be able to compete with other companies.

 Technology is rapidly evolving. Our ability to compete depends on our ability to develop or license new technologies and products as well as our ability to market our current licensed products and  our services. We may not be able to keep pace with technological advances and products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

We have no history of marketing technology which makes it difficult to evaluate our business.

We have just finalized our licensing agreements and are setting in place operations.   We have no history of operations in our industry. Our limited operating history makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the biomass and energy industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of our licensed technology. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

 Our business strategy is designed to develop and market our licensed products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our licensed products and or our services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and establish additional merchandising relationships.

 Economic conditions could materially adversely affect our business.

 Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

 Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.  Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future.  Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities;  (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.  The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages. Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against that we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

Mining operations generally involve a high degree of risk.

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

We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. We will be competing with many exploration companies that have significantly greater personnel, financial, managerial and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

We are an exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists in the property in which we have claim.

We are an exploration stage company and cannot assure you that a commercially viable deposit, or “reserve,” exists on our mineral properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors. If we fail to find commercially viable deposits, our financial condition and results of operations will be materially adversely affected.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our Offices:

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.    The fees for these offices are approximately $50 per month.   Our sole director and officer, Rick Walchuk provides office space where he works in his country of residence, Greece, free of charge to the Company.  Our principal office is located at 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227.

Our Mineral Properties:

Index of Geologic Terms

TERM	DEFINITION
Amphibolite	is a non-foliated metamorphic rock that forms through recrystallization under conditions of high viscosity and directed pressure.
Anorthosite
is a type of intrusive igneous rock composed predominantly of calcium-rich plagioclasefeldspar. All anorthosites found on Earth consist of coarse crystals. Most anorthosites formed during Precambrian times.

Archean age	was a period of time 2,500-3,800 million years ago. The oldest rocks formed on earth were produced during the archean age.
Biotite	is a sheet silicate. Iron, magnesium, aluminium, silicon, oxygen, and hydrogen form sheets that are weakly bound together by potassium ions.
Breccia	a sedimentary rock consisting of sharp fragments embedded in clay or sand.
Gabbronorite	is a coarse-grained, av.between 2-16mm normal crystalline intrusive rock
Gneiss	is a common and widely distributed type of rock formed by high-grade regional metamorphic processes from pre-existing formations that were originally either igneous or sedimentary rocks.
Grenville Province
Makes up the youngest portion of the Canadian Shield.  Its name is derived from the village of Grenville in Quebec and is considered as a typical study area for base metals and related tectonics. It forms the outheastern margin of the Superior Province, and is divided into three distinct belts based on structure, lithology, and metamorphism. The Grenville Province is known for its graphite, iron and ilmenite mines, its industrial mineral potential, and less so for it’s

Horneblende
is a complex series of minerals. It is not a recognized mineral in its own right, but the name is used as a general or field term, to refer to a dark amphibole.
Hornblende is a mixture of three molecules; a calcium-iron-magnesium silicate, an aluminium-iron-magnesium silicate, and an iron-magnesium silicate.

Igneous rock	Is any of various crystalline or glassy rocks formed by the cooling and solidification of molten earth material
Isoclinal fold
a fold in sedimentary rocks where the axial surface and limbs slope in the same direction and at approximately the same angle. Isoclinal folds are formed under conditions of intensive lateral compression or with slipping brought about by the force of gravity.

Metamorphic rocks
Metamorphic rocks make up a large part of the Earth's crust and are classified by texture and by chemical and mineral assemblage (metamorphic facies). They may be formed simply by being deep beneath the Earth's surface, subjected to high temperatures and the great pressure of the rock layers above it. They can form from tectonic processes such as continental collisions, which cause horizontal pressure, friction and distortion. They are also formed when rock is heated up by the intrusion of hot molten rock called magma from the Earth's interior

Paragneiss
a metamorphic rock formed in the earth’s crust from sedimentary rocks (sandstones and argillaceous schists) that recrystallized in the deep zones of the earth’s crust in an amphibolite facies of metamorphism.

Proterozoic age	relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago,
Plagioclase	is a major constituent mineral in the Earth's crust, and is consequently an important diagnostic tool in petrology for identifying the composition, origin and evolution of igneous rocks.
Quartz	is the second most abundant mineral in the Earth's continental crust.
Quartzite	is a hard, non-foliated metamorphic rock which was originally sandstone.

Our Properties:

We have staked a total of 100 mineral claims covering approximately 5,400 hectares (13,343 acres in the Province of Quebec, Canada in January, 2013, known as the Lac Nicolas Property (the “Property”).   We intend to commence exploration on these mineral claims during the calendar year 2013.   We intend to explore for graphite. The property is part of the Government of Quebec’s proposed “Plan Nord” which is one of the biggest economic, social and environmental development initiatives with the intention to spend $80 billion during the next 25 years in this region and will create or consolidate 20,000 jobs per year. The government is thinking about giving tax credits for investment in the mining projects.

Lac Nicolas Graphite Property
Quebec
USA
Réservoir Manicouagan
Lac Mistassini
Réservoir Pipmuacan
Lac Saint-Jean
Réservoir Gouin
Réservoir de Caniapiscau
Réservoir Laforge
Smallwood Reservoir
Schefferville
Churchill Falls
Labrador City
Wabush
Fermont
Sept-Iles
Havre-Saint-Pierre
Port-Cartier
Baie-Comeau
Sainte-Anne-des-Monts
Forestville
Rimouski
Matane
Gaspé
Percé
New Richmond
Dalhousie
Campbellton
Caraquet
Cabano
Rivière-du-Loup
La Malbaie
La Pocatière
Grand Falls
Miramichi
Tracadie-Sheila
Chibougamau
Chapais
Mistissini
Dolbeau-Mistassini
Saguenay
Parent
La Tuque
75°0'W
72°30'W
70°0'W
67°30'W
65°0'W
62°30'W
55°0'N
52°30'N
50°0'N
47°30'N
Lac Nicolas Property
Quebec
USA
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
PROPERTY LOCATION MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
CANADA

We do not yet have an exploration plan or program proposed as we have just acquired the Property.

Location and Access

The Property is located approximately 300 kilometres north of the town of Baie-Cameau in Quebec, on NTS map 22N03 with coordinates -69⁰ 19’ 30”W; 51⁰ 07’ 45 N (UTM: 477259 E; 5664239 N, NAD 1983, Zone 19) in the center of the Property. It can be accessed by highway 389 and a network of gravel roads which are part of Hydro Quebec’s Manicougan dam reservoir.

470,000
475,000
480,000
485,000
5,670,000
5,665,000
5,660,000
5,655,000
Lac Nicolas Property
Quebec
USA
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
Lac Nicolas Claim Outline
Lac Nicolas Claims
MAP DATE: 2013-01-22
PROPERTY CLAIM MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
Scale 1:100,000
CANADA

Lac Nicolas Graphite Property
Lac Nicolas Property
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
Adjacent Properties
Lac Nicolas Claim Outline
Lac Nicolas Claims
9248-7792 Quebec Inc.
Focus Graphite Inc.
Global Graphite Inc.
Mason Graphite Corp.
Other Mineral Titles
MAP DATE: 2013-01-22
PROPERTY CLAIM MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
Scale 1:250,000
CANADA
460,000
470,000
480,000
490,000
500,000
5,680,000
5,670,000
5,660,000
5,650,000
5,640,000

 History

The earliest exploration work in the area was carried out in the late 1950’s to the early 1960’s and was mainly focused on following up magnetic anomalies in the iron formation to find iron deposits. In 2002, a graphite showing was discovered on a logging road which led to the development of Lac Gueret graphite deposit by Quebec Cartier Mining Company and is presently owned by Mason Graphite Corp.

Geology and Structure

The southern part of the property is underlain by paragneiss, quartzite and amphibolite geological rock units of Granville Province of Proterozoic age. The central and northern area is underlain by Archean age basement rocks mainly grey gneiss with quartz, plagioclase, biotite and/or hornblende, mafic gneiss with hornblende and / or biotite. Anorthosite and gabbronorite geological rock units are exposed to the south outside the property area.

Pre- Granville deformation has been overprinted by the Granville orogeny in which four periods of deformation are mapped in the area. These are alternate phases of folding and foliation affecting shallow bedrocks approximately to a depth 250 metres. Generally the graphite mineralization is associated with tight, steep isoclinal folds where high grade zones are located in brecciated zones.

470,000
475,000
480,000
485,000
5,670,000
5,665,000
5,660,000
5,655,000
Lac Nicolas Property
Quebec
USA
70°W
60°W
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
Lac Nicolas Claim Outline
Geology Map:
Gology Map of Lac Telepisca, 50K
CG-22N03-2011-1, SIGEOM, 2011
QUEBEC
Lac Nicolas
Lac Telepisca
PROPERTY GEOLOGY MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
Scale 1:100,000
CANADA

Lac Nicolas Graphite Property
470,000
480,000
490,000
5,670,000
5,660,000
5,650,000
Lac Nicolas Property
Quebec
USA
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
Adjacent Properties
Lac Nicolas Claim Outline
Lac Nicolas Claims
9248-7792 Quebec Inc.
Focus Graphite Inc.
Global Graphite Inc.
Mason Graphite Corp.
Other Mineral Titles
PROPERTY GEOLOGY MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
CANADA
Base Map: Geology Map of Lac Teteplace, 2011

Exploration Programs

The Company has not yet undertaken any exploration programs on its properties since acquired.  As of the date of this filing the Company has requested a planned exploration program to be undertaken as weather permits in early 2014.  The plan has not yet been received.  The Company is required to expend a total of $120,000 on the mining claims to remain in good standing before mid January, 2015.

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

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “AGIN”, and has been quoted since July 18, 2012 therefore we have no information on high and low closing bid prices to report for the fiscal year ended June 30, 2012.   We provide below the information from the quarter ended September 30, 2012 to June 30, 2013.

Quarter	High ($)	Low ($)
4th Quarter ended 06/30/2013	0.87	0.4930
3rd Quarter ended 03/31/2013	2.00	0.40
2nd Quarter ended 12/31/2012	0.85	0.80
1st Quarter ended 09/30/2012	0.85	0.80

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of  October 3, 2013, there were 18 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 1859 Whitney Mesa Dr. Henderson, NV, and its telephone number is (702) 818-5898.

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

Liquidity & Capital Resources

We are an exploration stage company intending to be engaged in the exploration of mineral properties and the development of related technologies, for graphite and graphene.  To date, we have not generated any revenues.

Cash on hand at June 30, 2013 was $116,588 as compared to $30,042 as of June 30, 2012. Our total liabilities at June 30, 2013 were $8,806 as compared to $45,739 as at June 30, 2012. This significant change was as a result of operating funds received from the sale of common stock in the amount of $635,000 for the fiscal year ended June 30, 2013 as compared to $5,190 for the fiscal year ended June 30, 2012.  Proceeds from the sale of common stock were used to pay outstanding loans and operating expenses for the Company.

We do not currently have any properties or projects.   While we cannot say what actual funds may be required over the next twelve month period to further our business plan, we anticipate that we will require a minimum of $500,000 to fund operations for the next twelve months, which should allow for an exploration program on our mineral claims in the amount of $120,000, $50,000 for the 3D project and $80,000 to be paid to Cheaptubes in regard to the technology development agreement with the balance for working capital  and for the Company to seek acquisitions of technologies related to our planned business.

During our fiscal year ended June 30, 2013, the Company was successful in raising the required funding for operations by way of private placements.   As of the date of this filing and subsecuent to our fiscal year end, the Company completed a private placement in the amount of  $600,000 which the Company believes will be sufficient to meet its ongoing expenditures for the fiscal year ended June 30, 2014.

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the  continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

We have a net loss of $575,384 for the fiscal year ended June 30, 2013 as compared to a net loss of $46,052 for the fiscal year ended June 30, 2012. From inception we have had a net loss of $641,844.  Due to increased operations we had an increase in professional fees from $22,192 (2012) to $38,103 (2013),  management fees in the amount of $55,000 (2013) as compared to $5,000 for management fees (2012); exploration expenses of $24,468 (2013) with no comparable expense for June 30, 2012, officer and general expenses of $91,020 (2013) as compared to $9,079 (2012), consulting fees increased to $134,576 as of June 30, 2013 from $9,671 for June 30, 2012 and stock based compensation expense of $231,450 as of June 30, 2013 with no comparable expense for the period ended June 30, 2012.

Other expense related to interest was $767 as of June 30, 2013 as compared to interest expense of $110 for June 30, 2012.

Basic loss per share was $0.01 as at June 30, 2013 compared to $0.00 for June 30, 2012.

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
All financial information required by this Item is attached hereto below beginning on page F-1.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(FORMERLY GREEN & QUALITY HOME LIFE, INC.)

FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
AUDITED

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Graphite Technologies, Inc.:

We have audited the accompanying balance sheet of American Graphite Technologies, Inc. (“the Company”) as of June 30, 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period June 1, 2010 (inception) through June 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of American Graphite Technologies, Inc., as of June 30, 2013, and the results of its operations and its cash flows for the period June 1, 2010 (inception) through June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO

October 15, 2013

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
September 27, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049 www.dejoyagriffith.com

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS AUDITED

	June 30, 2013	June 30, 2012
Assets
CURRENT ASSETS
Cash	$116,588	$30,042
Prepaid expense	170,000	2,413
TOTAL CURRENT ASSETS	286,588	32,455
TOTAL ASSETS	$286,588	$32,455

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$8,806	$2,934
Accounts payable – related party	-	2,695
Accrued interest	-	110
Note payable	-	40,000
TOTAL CURRENT LIABILITIES	8,806	45,739
TOTAL LIABILITIES	8,806	45,739

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 78,359,486 and 77,437,500 shares of common stock, respectively as at June 30, 2013 and June 30, 2012	78,359	77,438
Stock payable	85,000	-
Additional paid in capital	789,267	8,738
Accumulated deficit during the exploration stage	(674,844)	(99,460)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	277,782	(13,284)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$286,588	$32,455

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
AUDITED
			Cumulative results from Inception,
			June 1, 2010
	Fiscal Year Ended		Through
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	24,468	-	24,468
Office and general	91,020	9,079	104,053
Stock based compensation	231,450	-	231,450
Management fees	55,000	5,000	60,000
Consulting fees	134,576	9,671	144,247
Professional fees	38,103	22,192	76,749
OPERATING LOSS	(574,617)	(45,942)	(640,967)

OTHER EXPENSE
Interest Expense	(767)	(110)	(877)

NET LOSS	$(575,384)	$(46,052)	$(641,844)

NET LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	78,113,865	72,474,385

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From inception (June 1, 2010) to June 30, 2012
AUDITED

	Common stock		Stock	Additional Paid in	Accumulated Deficit During Exploration
	Shares	Amount	payable	Capital	Stage	Equity(Deficit)
Balance at inception – June 1, 2010	-	$-	-	$-	$-	$-
Common stock issued for cash	45,000,000	45,000	-	-	(33,000)	12,000
Net loss	-	-	-	-	(5,438)	(5,438)
Balance, June 30, 2010	45,000,000	45,000	-	-	(38,438)	6,562
Net loss	-	-		-	(14,969)	(14,969)
Balance, June 30, 2011	45,000,000	45,000	-	-	(53,407)	(8,407)
Common stock issued for cash	32,437,500	32,438	-	(27,248)	-	5,190
Forgiveness of loan from related party	-	-	-	35,986	-	35,986
Net loss	-	-	-	-	(46,052)	(46,052)
Balance, June 30, 2012	77,437,500	77,438	-	8,738	(99,460)	(13,284)
Stock options	-	-	-	187,200	-	187,200
Common stock issued for cash	846,986	846		549,154	-	550,000
Private placement	-	-	85,000	-	-	85,000
Common stock issued for financing agreement	75,000	75	-	44,175	-	44,250
Net loss	-	-	-	-	(575,384)	(575,384)
Balance, June 30, 2013	78,359,486	$78,359	$85,000	$789,267	$(674,844)	$277,782

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
AUDITED

			Date of Inception
			(June 1, 2010)
	Fiscal year ended June 30,		Through June 30
	2013	2012	,2013
OPERATING ACTIVITIES
Net loss	$(575,384)	$(46,052)	$(641,844)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	187,200	-	187,200
Shares issued per financing agreement	44,250	-	44,250
Changes in operating assets and liabilities:
Interest	(110)	110	-
Increase (decrease) in accounts payable and accrued liabilities	5,872	(3,066)	8,806
Increase (decrease) in accounts payable – related party	(2,695)	2,695	-
Increase in prepaid expenses	(167,587)	(2,413)	(170,000)
NET CASH USED IN OPERATING ACTIVITIES	(508,454)	(48,726)	(571,588)

FINANCING ACTIVITIES
Proceeds from sale of common stock	550,000	5,190	567,190
Proceeds from pivate placement	85,000	-	85,000
Proceeds from note payable	-	40,000	40,000
Repayment of note payable	(40,000)	-	(40,000)
Due to related party	-	33,402	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	595,000	78,592	688,176

NET INCREASE (DECREASE) IN CASH	86,546	29,866	116,588

CASH BEGINNING OF PERIOD	30,042	176	-

CASH, END OF PERIOD	$116,588	$30,042	$116,588

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$877	$-	$877
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Stock based compensation	$187,200	$-	$187,200
Shares issued per financing agreement	44,250	-	44,250
Forgiveness of shareholder loan	-	35,986	35,986
	$231,450	$35,986	$267,436

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $641,844. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc., acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and  prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at June 30, 2013, the Company has an accumulated deficit of $674,844. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

Warrants
Proceeds received on the issuance of units, consisting of common shares and warrants, are allocated to stock regardless of trading price of the common shares.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.  Accounting guidance now codified as FASB ASC Topic 740-20, “Income Tax – Intra-period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at June 30, 2013:

Warrants	188,888

Since the Company reflected a net loss in fiscal year 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Under the terms of the agreement, Cheap Tubes was to incorporate a new corporation (“Newco”) and assign all rights and obligations of the agreement with us as well as the patent agreement.  The newly formed corporation would then become the party to this agreement.   Until such time as Newco was formed all funds paid were to remain in an attorney escrow.  Further, in order to have funds released from escrow the parties were to formulate and agree to a milestone schedule to be met by Cheap Tubes or Newco as the case may be.   Each quarter the milestones from the prior quarter must be met as a pre-condition to the upcoming quarterly funding.   Under the agreement the Company was granted a non-exclusive license to market and distribute Bucky Paper using the patents, trade secrets and knowhow (the “Proprietary Rights”) throughout the world.   Newco or Cheap Tubes will manufacture the Bucky Paper products and we shall have no rights to sublicense the Proprietary Rights to a third party.  As the agreement is non-exclusive, Cheap Tubes will also have the right to market and distribute Bucky Paper products, subject to our ongoing fees, as described below.

As consideration for funding, we will receive 40% of the Net Sales Revenue for Bucky Paper until the amount we have received equals our capital investment regardless of whether we, Cheap Tubes or CTI are the ultimate vendors on the sale.  Thereafter, we will receive 30% of our capital investment until such time as we have received an amount equal to 20% of the $250,000 invested, 25% for the next five years and 20% for the remaining five years, at which time all obligations to us from Cheap Tubes or CTI shall cease.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 3 – TECHNOLOGY LICENSING AGREEMENT (continued)

Under the agreement, any new opportunities presented to us or Mike Foley (the shareholder of Cheap Tubes), Cheap Tubes or CTI are to be negotiated and if agreement is reached then shall be formalized in a mutually acceptable definitive agreement; with no obligation upon either party to enter into an agreement should they not be able to negotiate mutually acceptable terms.  However, it is the intent of the parties to work toward furthering the business of Cheap Tubes, CTI, our business and any new business that may present itself.

During the fiscal year ended June 30 2013, the Company paid cash in the amount of $170,000 pursuant to the agreement, and recorded the amount as prepaid advances on future revenue under the licensing agreement.

NOTE 4 – MINERAL PROPERTIES

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.  The Company had intended to undertake exploration programs on the mineral claims during 2013, however, it may be required to undertake the exploration programs during 2014, dependent on finalizing funding and weather conditions.

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the period.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Prepaid legal fees	$-	$2,413
Advances related to technology licensing agreement – Note 3	170,000	-
	$170,000	$2,413

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 6 – FINANCING AGREEMENTS

(1)	Financing Agreement

On August 29, 2012, we entered into an Equity Based Financing Agreement with one non-US investor pursuant to which, the investor agreed to make available up to $2,500,000 by way of advances until August 29, 2013 (the “Completion Date”) in accordance with the terms of the agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of our Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. We will issue, within ten (10) Banking Days following the date of the receipt by our Company of any advance under the agreement, shares of our common stock at a price equal to 80% of the average of the closing prices of our common stock for the preceding 5 Banking Days immediately preceding the date of the notice, as quoted on Yahoo Finance or other source of stock quotes as agreed to by the parties.

During the fiscal year ended June 30, 2013, the Company received amounts totaling $550,000 under the financing agreement by way of equity private placements for 781,250 shares of common stock at $0.64 per share and 65,736 shares of common stock at $0.76062, respectively.

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
September 4, 2012	781,250	$0.64	$500,000
May 3, 2013	65,736	$0.76062	$50,000

(2)	Private Placement Agreement

On May 9th and May 20th, 2013 respectively, we entered into  two Private Placement Agreements, one with a   U.S. investor and one with a  non-US investor pursuant to which, the investors have funded a total of $85,000 by way of private placement units subscription agreements for a total of 188,888 units of the common stock of the Company at a price of $0.45 per unit, each unit consisting of one share and one share purchase warrant entitling the subscribers to purchase one additional share of common stock at $0.75 per share within one year from the original date of the  private placement. The 188,888 shares of common stock were not issued as of June 30, 2013.

NOTE 7 – COMMITMENTS

(1)	Investor Relations and Marketing Contract

On April 21, 2013, effective as of April 15, 2013, American Graphite Technologies Inc. entered into an agreement with Rosevale Capital S.A. (“Rosevale”)  whereby the Company has engaged Rosevale to provide investor relations and marketing services for the Company (the “Agreement”). The Agreement is for a term of Six (6) months,  up to and including the close of business on October 14, 2013.

In consideration of services to be rendered under the agreement the Company will:

a)	pay to Rosevale a fee in the amount of Two Thousand Five Hundred Dollars (USD$ 2,500) per month;
b)	upon signing of the Agreement, pay Rosevale for the first three months of service in advance or $7,500;
c)
reimburse Rosevale for all expenses and disbursements, including all reasonable travel expenses incurred by Rosevale in connection with the performance of Rosevale's duties which amount is not to exceed one thousand USD ($1,000USD) per any one matter.

During the fiscal year ended June 30, 2013, the Company paid $7,500 for the first three months of services.

(2)	Agency Agreement

On May 20, 2013, American Graphite Technologies Inc. entered into an agency agreement with Carter Terry & Company (“CT”) whereby the Company engaged CT to act as a non-exclusive financial advisor investment bank and placement agent on a “best efforts” basis for a period of twelve months, with an option to extend for an additional six months. CT is to assist the Company in one or more capital raises which might result in a private placement, merger, acquisition, sale of assets, sale of common stock, sale of ownership interest or any other financial transaction. The Company is seeking to raise additional investment capital to fund its current projects.

In consideration of CT entering into the agreement, the Company is required to:

a)	pay to CT a fee by way of 75,000 restricted shares of the common stock of the Company;

b)
pay a success fee by way of cash consideration of 10% of the amount for any capital raised other than an equity line and 4% cash consideration for an equity line or equity enhanced program and pay an amount of restricted shares equal to 10,000 shares per $100,000 of capital raise for a period of two years. The shares will have piggy back registration rights. The Company shall also be responsible for the payment of any expenses related to the entry into and drafting of any documents as required, subject to prior approval on any expenditures exceeding $2,500.

During the period we issued 75,000 shares of our common stock valued at $0.59 per, totaling $44,250, the fair market value of the shares on the date of issuance has been expensed as stock based compensation.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)
NOTE 8 – CAPITAL STOCK

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

On September 5, 2012, we issued 781,250 shares of our common stock at a price of $0.64 per share, pursuant to the closing of a private placement, for gross proceeds of $500,000. The private placement was undertaken pursuant to a financing agreement that we entered into on August 29, 2012 (see now note 6(1) above).

On May 3, 2013, we issued 65,736 shares of our common stock at a price of $0.76062 per share, pursuant to the closing of a private placement, for gross proceeds of $50,000. The private placement was undertaken pursuant to a financing agreement that we entered into on August 29, 2012 (see Note 6 (1) above).
On May 9th and May 20th, 2013 respectively, we entered into  two Private Placement Agreements, one with a   U.S. investor and one with a  non-US investor pursuant to which, the investors have funded a total of $85,000 by way of private placement units subscription agreements for a total of 188,888 units of the common stock of the Company at a price of $0.45 per unit, each unit consisting of one share and one share purchase warrant entitling the subscribers to purchase one additional share of common stock at $0.75 per share within one year from the original date of the  private placement.    The 188,888 shares of common stock were not issued at June 30, 2013, and therefore are recorded as stock payable.

On May 20, 2013, we issued 75,000 shares of our common stock valued at $0.59 per share, totaling $44,250, the fair market value of the shares on the date of issuance, pursuant to the agency agreement (see Note 7 above).

As of June 30, 2013, 78,359,486 common stock shares were issued and outstanding.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 9 – STOCK OPTIONS

On July 30, 2012, the Company entered into two 12-month Consulting Services and Finder’s Fee Agreements (the “Consulting Agreements”) with third parties. The Consulting Agreements require the consultants to provide to the Company, customized problem and opportunity research, new business or services development, strategy development and refinements, acquisition assistance, marketing and investor relation services and the Company is required to grant to each of the consultants a total of 150,000 stock options vesting immediately and exercisable at $0.25 per share.  The Company has therefore granted 300,000 stock options which have vested.   The stock options expire 60 days after the termination of the Consulting Agreements.

The following table summarizes information concerning stock options outstanding as of June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value

Unvested, at June 30, 2012	-	-
Granted	300,000	$0.25
Vested	300,000
Forfeited	-
Unvested, at June 30, 2013	-	$0.25

The Company recognized a stock-based compensation of $187,200 in the fiscal year ended June 30, 2013.

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately under ASC 718 and EITF 96-18 when options are given for service without further recourse. The Company issued stock options to contractors to provide services to the Company during the fiscal year. However, the stock options have already been granted to the service providers and there is no claw back provision in the options if services are not performed.  Under ASC 718 and EITF 96-18 these options were recognized as expense in the period issued because they were given as a form of compensation for services to be rendered with no recourse.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the fiscal year ended June 30, 2013:

Options Granted
July 30, 2012
Fair value of options granted	$0.85
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.18%
Volatility (c)	111%
Dividend yield (d)	0.00%

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 9 – STOCK OPTION (continued)

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

NOTE 10 – SHARE PURCHASE WARRANTS

On May 9th and May 20th, 2013 respectively, we entered into two Private Placement Agreements,   one with a U.S. investor and  one with a  non-US investor pursuant to which, the investors have funded a total of $85,000 by way of a private placement units subscription agreement for a total of 188,888 units of the common stock of the Company at a price of $0.45 per unit, each unit consisting of one share and one share purchase warrant entitling the subscriber to purchase one additional share of common stock at $0.75 per share within one year from the original date of the  private placement.

As at June 30, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2012	Issued	Exercised	Expired	Outstanding at June 30, 2013
$ 0.75	May 9, 2014	0.86	-	88,888	-	-	88,888
$ 0.75	May 20, 2014	0.89	-	100,000	-	-	100,000
			-	188,888	-	-	188,888

NOTE 11 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the fiscal year ended June 30, 2013, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the fiscal years ended June 30, 2013 and June 30, 2012, Mr. Walchuk invoiced the company for the services in the amount of $55,000 and $5,000, respectively.   As at June 30, 2013 no amounts are owing to Mr. Walchuk.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 13 – INCOME TAXES

The Company has losses carried forward for income tax purposes for June 30, 2013. There are no current or deferred tax expenses for the period ended June 30, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	June 30, 2013	June 30, 2012

Operating loss carry forward	641,844	66,460
Less: stock-based compensation	(231,450)	-
Net operating loss carry forward	410,394	66,460
Effective Tax Rate	35%	35%
Deferred Tax Assets	143,638	23,261
Less: Valuation Allowance	(143,638)	(23,261)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of June 30, 2013 and 2012 was $143,638 and $23,261 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2013	2012
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

The net federal operating loss carry forward will expire between 2029 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(AUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On August 12, 2013, the Company entered into a Placement Agent Agreement with Palladium Capital Advisors, LLC (“Palladium”) whereby Palladium agreed to act as the Company’s non-exclusive agent in a private placement or similar unregistered transaction of equity or equity-linked securities of the Company.   The Agreement is for a period of twelve months from the date of execution.   The Company shall pay to Palladium, upon the closing of each transaction with investors, (i) seven  percent (7%) of the aggregate consideration raised in each closing in cash; (ii) three percent (3%) of the aggregate consideration in shares of the Company’s common stock, calculated based upon the price of the common stock as offered in each transaction; and (iii) warrants to purchase seven (7%) of the Company’s common stock at each closing, identical to any warrants issued to investors.  The foregoing fees are payable for any sale of securities during the twelve month term or within twenty-four months thereafter with respect to investors identified by Palladium.  The Company is further required to pay expenses incurred by Palladium, including the fees and expenses of its legal counsel and any advisor retained by Palladium.  Fees and expenses in excess of $15,000 require prior written authorization from the Company.    On September 9, 2013, the Company closed a financing with five subscribers as described below and paid to Palladium cash consideration of $42,000, share consideration by way of the issuance of 120,000 shares of common stock of the Company and issued a total of 280,000 stock purchase warrants, each warrant exercisable at $0.30 per share for a period of five years from the date of issuance.

On July 11, 2013 we issued total of 188,888 units at a price of $0.45 per unit. The private placement was undertaken pursuant to certain private placement agreements (see Note 6 (2) above).

On September 9, 2013, the Company entered  into securities purchase agreements (the “SPA”) to raise a total $600,000 with five accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years.    Under the SPA the purchasers have the option to purchase up to an equal number of shares and warrants as those purchased on the initial closing for a period of nine months from the initial closing date.  Each purchaser shall be entitled to one closing on the exercise of the subsequent closing option warrants have piggy back registration rights.   Subject to no  effective registration statement registering the warrants within 180 days after the initial exercise date of the warrants, then the warrants shall have a cashless exercise provision. The warrants further have exercise limitations of 4.99% as a beneficial ownership limitation which the holder may increase or decrease upon 61 days prior notice to the Company, however, the beneficial ownership limitation shall not exceed 9.99% of the number of shares held by the holder.

Under the terms of the SPA, the purchasers that hold outstanding stock or warrants  at the time of any subsequent funding have the right to participate in any subsequent financing up to 100% of the subsequent financing on the terms negotiated with any funders for a period of eighteen months from the date of the SPA.   Further, the shares of common stock issued under the SPA have a purchase price reset until the sooner of (i) the purchaser no longer holds and securities, and (ii) five years after the initial closing date whereby should the Company issue or sell any shares of common stock or any common stock equivalent at a price less than the per share purchase price(the Dilutive Financing”), then the Company shall issue additional shares of common stock to the purchasers who hold outstanding shares on the date of such Dilutive Financing for no additional consideration.  The warrants also have a warrant dilution adjustment which requires the issuance of additional warrant shares to reflect any dilutive financing undertaken by the Company whereby the holders of any outstanding warrants shall receive additional warrants based on the price of the Dilutive Financing.

On September 9, 2013, the Company entered into a unit subscription agreement with Big North Graphite Corp., whereby the Company acquired a total of 2,666,667 units at $0.075 per unit, each unit consisting of one shares and one half of one warrant.  Each one warrant entitles the holder to purchase one warrant share for a period of twenty-four months (24) from closing at a price of $0.12 per warrant share.  On September 19, 2013, the Company and Big North Graphite Corp. (“Big North”) agreed to rescind and cancel the above described previously announced expedited private placement (the “Offering”) of 2,666,667 units for gross proceeds of $200,000 (see Form 8-K filed with the Securities and Exchange Commission on September 16, 2013).  The proceeds paid by the Company in connection with the Offering have been returned by Big North to the Company.  No shares were issued to the Company by Big North and no shares will be issued as the Offering will not be finalized.

On September 12, 2013 the Company entered into an agreement with an Investor Relations consulting firm whereby in consideration for management consulting, business advisory, shareholder information and public relations services, the Company agreed to pay $40,000 and issue 250,000 shares of restricted common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended June 30, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

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

Management's Remediation Initiatives

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Rick Walchuk	57	Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer	May 23, 2012

Rick Walchuk, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mr. Rick Walchuk, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the CEO of a startup biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as a director and officer of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our director due to his extensive background in venture capital, investor relations and corporate governance.

There have been no transactions between the Company and Mr. Walchuk since the Company’s last fiscal year other than those which are reported herein.

Until August 27, 2013,  Mr. Walchuk acted as a director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director of New America Energy Corp.  and Viosolar Inc., a company for which Mr. Walchuk acts as director and officer both of which have a class of securities registered under Section 12 of the Exchange Act.

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

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2013, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Rick Walchuk	President, CEO, CFO, Secretary, Treasurer and Director	n/a	Late/1	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal periods ended June 30, 2013 and 2012 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk	2013	55,000	-0-	-0-	-0-	-0-	-0-	-0-	55,000
Rick Walchuk(1)	2012	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
Fabio Narita(2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr.Walchuk has been our Principal Executive and Principal Financial Officer since May 23, 2012.
(2)	Mr. Narita was our Principal Executive and Principal Financial Officer until May 23, 2012.

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

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Walchuk	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 3, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	30,000,000 shares held directly	36.18%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of October 3, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 82,918,374 shares of common stock outstanding as of October 3, 2013.

Security Ownership of Management

The following table shows, as of October 3, 2013, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	30,000,000 shares held directly	36.18%
	All Officers and Directors as a Group		36.18%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of October 3, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 82,918,374 shares of common stock outstanding as of October 3, 2013.

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

On May 1, 2012, the Company entered a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the fiscal years ended June 30, 2013 and June 30, 2012, Mr. Walchuk invoiced the company for the services in the amount of $55,000 and $5,000, respectively.   As at June 30, 2013 no amounts are owing to Mr. Walchuk.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya Griffith, LLC (“De Joya”) were our principal accountants from inception to January 10, 2013.  On, or about January 10, 2013 the Company engaged Borgers & Cutler CPA’s PLLC (“B&C”) as its principal accountant to audit the Company's financial statements as successor to De Joya. On March 15, 2013 the relationship between our Company and the firm of Borgers & Cutler CPA’s PLLC (“B&C”), our independent accountant,  was dismissed due to the dissolution of B&C. B&C was retained to audit our financial statements as our auditors on January 10, 2013, they have not yet audited any fiscal year  end, they reviewed our financial statements for the interim period ended December 31, 2012 as filed with the SEC on February 14, 2013.  In addition, effective March 15, 2013, we approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending June 30, 2013, and  the interim periods therein.  This change in independent accountants was approved by our Board of Directors.  There were no consultations between us and Borgers PC prior to their appointment.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended June 30, 2013 and 2012:

Services	2013 $	2012 $
Audit fees	7,000	10,500
Audit related fees	-	500
Tax fees	800	-
Total fees	7,800	11,000

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Form of Subscription Agreement for Draw Down	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.6	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.7	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.9	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.10	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.11	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.12	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
10.13	Agency Agreement between the Company and Carter Terry	Incorporated by reference to our Form 8-K filed with the SEC on June 19, 2013.
10.14	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.15	Agency Agreement between the Company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.16	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.17	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.18	Subscription Agreement between the Company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
 * To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	October 15, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 15, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)