Form 10-K/A
period 2013-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-10-17
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of American Graphite Technologies Inc.  for the fiscal year ended June 30, 2013 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on October 15, 2013.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Form of Subscription Agreement for Draw Down	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.6	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.7	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.9	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.10	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.11	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2012.
10.12	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
10.13	Agency Agreement between the Company and Carter Terry	Incorporated by reference to our Form 8-K filed with the SEC on June 19, 2013.
10.14	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.15	Agency Agreement between the Company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.16	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.17	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.18	Subscription Agreement between the Company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-K filed with the SEC on October 15, 2013
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-K filed with the SEC on October 15, 2013
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-K filed with the SEC on October 15, 2013
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	October 17, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 17, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)