Form 10-Q
period 2013-09-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2013-11-19
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

82,918,374 common shares outstanding as of November 18, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on October 15, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS UNAUDITED

	September 30, 2013	June 30, 2013
Assets
CURRENT ASSETS
Cash	$530,820	$116,588
Prepaid expense	172,335	170,000
TOTAL CURRENT ASSETS	703,155	286,588
TOTAL ASSETS	$703,155	$286,588

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$40,443	$8,806
TOTAL CURRENT LIABILITIES	40,443	8,806

Derivative warrant liabilities (Notes 2,6)	1,246,354	-

TOTAL LIABILITIES	1,286,797	8,806

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 82,918,374 and 78,359,486 shares of common stock, respectively as at September 30, 2013 and June 30, 2013	82,918	78,359
Stock payable	-	85,000
Additional paid in capital	201,252	789,267
Accumulated deficit during the exploration stage	(867,812)	(674,844)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(583,642)	277,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$703,155	$286,588

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
UNAUDITED
			Cumulative results from Inception,
			June 1, 2010
	Three Months Ended		Through
	September 30,	September 30,	September 30,
	2013	2012	2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	-	-	24,467
Office and general	44,439	17,920	148,493
Stock based compensation	42,000	31,200	273,450
Management fees	22,500	7,500	82,500
Consulting fees	67,008	66,215	211,255
Professional fees	14,122	14,857	90,871
OPERATING LOSS	(190,069)	(137,692)	(831,036)

OTHER EXPENSE
Interest Expense	-	(766)	(877)
Change in the fair value of warrant liability	(2,899)	-	(2,899)

NET LOSS	$(192,968)	$(138,458)	$(834,812)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	79,740,330	78,218,750

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS UNAUDITED
	Three Months		Date of Inception (June 1, 2010)
	Ended		Through
	September 30,		September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(192,968)	$(138,458)	$(834,812)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	42,000	31,200	229,200
Shares issued per financing agreement	-	-	44,250
Change in the fair value of warrant liability	2,899	-	2,899
Changes in operating assets and liabilities:
Interest	-	(110)	-
Increase (decrease) in accounts payable and accrued liabilities	31,636	49,976	40,442
Increase (decrease) in accounts payable – related party	-	(2,695)	-
(Increase) decrease in prepaid expenses	(2,335)	(2,561)	(172,335)
NET CASH USED IN OPERATING ACTIVITIES	(118,768)	(62,648)	(690,356)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000	567,190
Proceeds from private placement, net	533,000	-	618,000
Proceeds from note payable	-	-	40,000
Repayment of note payable	-	(40,000)	(40,000)
Due to related party	-	-	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,000	460,000	1,221,176

NET INCREASE (DECREASE) IN CASH	414,232	397,352	530,820

CASH BEGINNING OF PERIOD	116,588	40,042	-

CASH, END OF PERIOD	$530,820	$427,394	$530,820

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$766	$877
Cash paid for income taxes	$-	$-	$-

Non-cash transactions
Stock based compensation	$42,000	$156,000	$229,200
Shares issued per financing agreement	-	-	44,250
Forgiveness of shareholder loan	-	-	35,986
	$42,000	$156,000	$309,436

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
 (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $834,812. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Fabio Alexandre Narita resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company and, Rick Walchuk was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a director. On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc., acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

With the change in control of the Company management determined to abandon the original business plan and to enter into the business of exploration and development of mining projects and technology related to graphite and graphene.

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

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and  prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at September 30, 2013, the Company has an accumulated deficit of $867,812. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

Warrants
We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date, subsequent to the initial issuance.  We use the Monte Carlo Options Lattice model, depending on the applicable terms of the warrant agreement, to value the derivative warrant liabilities.  Changes in the fair value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.”  See, Note 6 – financial agreement – (3) Securities Purchase Agreement, for a detailed description of our accounting for derivative warrant liabilities.

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

The Company had the following potential common stock equivalents at September 30, 2013:

Warrants	4,308,888

Since the Company reflected a net loss in fiscal year 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

The following table summarizes changes in the fair value of the common stock warrants measured on a recurring basis using Level 3 inputs for the three month period ended September 30, 2013:

Balance at June 30, 2013	$-
Issuance of common stock warrants on September 9, 2013	1,243,455
Change in fair value of common stock warrant liability	2,899
Balance at September 30, 2013	$1,246,354

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

As at September 30, 2013, the Company has paid cash in the amount of $170,000 pursuant to the agreement, and recorded the amount as prepaid expense -  advances on future revenue under the licensing agreement.  All payments due under the licensing agreement are current per the terms of the agreement.   The next payment due will be on January 1, 2014.

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

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the fiscal year ended June 30, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
News releases	$2,335	$-
Advances related to technology licensing agreement – Note 3	170,000	170,000
	$172,335	$170,000

NOTE 6 – FINANCING AGREEMENTS

(1)	Financing Agreement

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

On May 9th and May 20th, 2013 respectively, we entered into  two Private Placement Agreements, one with a   U.S. investor and one with a  non-US investor pursuant to which, the investors have funded a total of $85,000 by way of private placement units subscription agreements for a total of 188,888 units of the common stock of the Company at a price of $0.45 per unit, each unit consisting of one share and one share purchase warrant entitling the subscribers to purchase one additional share of common stock at $0.75 per share within one year from the original date of the  private placement. The 188,888 shares of common stock were issued as of September 30, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 6 – FINANCING AGREEMENTS (continued)

(3)	Securities Purchase Agreement (“SPA”)

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

The gross proceeds from issuance of the common stock under the SPA were allocated, at the date of the transaction, based upon the common stock and warrant’s relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the debt and equity components. As a result of the fact that the warrants include a full reset dilutive feature we have treated the warrants as a derivative liability as of issuance and revalue at each quarterly period thereafter until expiry.  The fair value of the warrants was determined using a Monte Carlo Options Lattice model.

Allocation of proceeds arising from the SPA on the inception date is as follows:

Classification	Allocation
Common Stock (par value)	4,000
Paid-in Capital (Common Stock)	(647,455)
Derivative Liabilities (Warrants)	1,243,455
Proceeds	$600,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date is illustrated in the following tables:

Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.30
Volatility	110%
Term (years)	5.00
Risk-free rate	1.71%
Dividends	-

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 6 – FINANCING AGREEMENTS (continued)

(3)	Securities Purchase Agreement (“SPA”) - continued

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2013 are illustrated in the following tables:

Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.30
Volatility	112%
Term (years)	4.95
Risk-free rate	1.39%
Dividends	--

On September 30, 2013 as a result of the revaluation of the warrant derivatives the Company recorded a further expense of $2,899 in respect of the change in the fair value of the  warrant liability.

(4)
On September 9, 2013, the Company entered into a unit subscription agreement with Big North Graphite Corp., for a total of 2,666,667 units at $0.075 per unit. The transaction was subsequently rescinded and the proceeds have been returned to the Company. No shares were issued to the Company by Big North and no shares will be issued as the Offering will not be finalized.

NOTE 7 – COMMITMENTS

(1)	Investor Relations and Marketing Contracts

(i)
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

In consideration of services to be rendered under the agreement the Company will:

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – COMMITMENTS (continued)

(1)	Investor Relations and Marketing Contracts (continued)

a)	pay to Rosevale a fee in the amount of Two Thousand Five Hundred Dollars (USD$ 2,500) per month;
b)	upon signing of the Agreement, pay Rosevale for the first three months of service in advance or $7,500;
c)
reimburse Rosevale for all expenses and disbursements, including all reasonable travel expenses incurred by Rosevale in connection with the performance of Rosevale's duties which amount is not to exceed one thousand USD ($1,000USD) per any one matter.

The Company paid $7,500 for the first three months of services during the fiscal year ended June 30, 2013.

During the three months period ended September 30, 2013, the Company paid $7,500 for the second three months of services.

(ii)
On September 12, 2013 the Company entered into an agreement with an Investor Relations consulting firm whereby in consideration for management consulting, business advisory, shareholder information and public relations services, the Company agreed to pay $40,000 and issue 250,000 shares of restricted common stock. The $40,000 was paid in cash during the period ended September 30, 2013. During the period ended September 30, 2013 we issued 250,000 shares of our common stock valued at $0.168 per, totaling $42,000, the fair market value of the shares on the date of issuance has been expensed as stock based compensation.

(2)	Agency Agreement

(i)
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

During the fiscal year ended June 30, 2013, we issued 75,000 shares of our common stock valued at $0.59 per, totaling $44,250, which was the fair market value of the shares on the date of issuance and has been expensed as stock based compensation.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – COMMITMENTS (continued)

(ii)
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

On September 9, 2013, the Company closed a financing with five subscribers (ref note 6(3)) and paid to Palladium cash consideration of $42,000, share consideration by way of the issuance of 120,000 shares of common stock of the Company and issued a total of 280,000 stock purchase warrants, each warrant exercisable at $0.30 per share for a period of five years from the date of issuance.

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

NOTE 8 – CAPITAL STOCK (continued)

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

On May 20, 2013, we issued 75,000 shares of our common stock valued at $0.59 per share, totaling $44,250, the fair market value of the shares on the date of issuance, pursuant to the agency agreement (see Note 7(2) above).

On July 11, 2013 we issued total of 188,888 units at a price of $0.45 per unit in connection with the private placements accepted on May 9 and May 20th 2013.

On September 9, 2013, the Company issued total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years for gross proceeds of $600,000. (see Note 6(3) above).

On September 12, 2013, the Company issued total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. (see Note 7(2(ii)) above).

On September 16, 2013 the Company issue 250,000 shares of restricted common stock valued at $0.168 per share, totaling $42,000, the fair market value of the shares on the date of issuance, pursuant to the Investor Relations agreement (see Note 7(1) above)

As of September 30, 2013, 82,918,374 shares of common stock were issued and outstanding.

NOTE 9 – STOCK OPTIONS

On July 30, 2012, the Company entered into two 12-month Consulting Services and Finder’s Fee Agreements (the “Consulting Agreements”) with third parties. The Consulting Agreements require the consultants to provide to the Company, customized problem and opportunity research, new business or services development, strategy development and refinements, acquisition assistance, marketing and investor relation services and the Company is required to grant to each of the consultants a total of 150,000 stock options vesting immediately and exercisable at $0.25 per share.  The Company has therefore granted 300,000 stock options which have vested.   The stock options expired on September 30, 2013 which was 60 days after the termination of the Consulting Agreements.

The following table summarizes information concerning stock options outstanding as of September 30, 2013:

	September 30, 2013		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	300,000	0.25	-	-
Granted	-	-	300,000	0.25
Exercised	-	-	-	-
Expired or cancelled	(300,000)	(0.25)	-	-
Outstanding at end of year	-	-	300,000	0.25

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 9 – STOCK OPTIONS (continued)

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

On September 9, 2013, the Company entered into securities purchase agreements (the “SPA”) to raise a total $600,000 with five accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years (see note 6(3) above).

On September 12, 2013, the Company issued total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. (see Note 7(2(b)) above).

As at September 30, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Expired	Outstanding at September 30, 2013
$ 0.75	May 9, 2014	0.61	88,888	-	-	-	88,888
$ 0.75	May 20, 2014	0.64	100,000	-	-	-	100,000
$ 0.30	September 4, 2013	4.93	-	4,000,000	-	-	4,000,000
$ 0.30	September 12, 2013	4.96	-	120,000	-	-	120,000
			188,888	4,120,000	-	-	4,308,888

NOTE 11 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the fiscal year ended June 30, 2013, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.  During the three month periods ended September 30, 2013 and September 30, 2012, Mr. Walchuk invoiced the company for the services in the amount of $22,500 and $7,500, respectively.   As at September 30, 2013 no amounts are owing to Mr. Walchuk.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 13 – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through September 30, 2013 of approximately $561,362, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $196,476 at September 30, 2013. For the three month periods ended September 30, 2013 and 2012, the valuation allowance increased by approximately $52,838 and $37,540, respectively.

The Company has no tax positions at September 30, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to September 30, 2013 are subject to examination by the Internal Revenue Service.

NOTE 14 – SUBSEQUENT EVENTS

During the month of October, 2013, the Company finalized the intellectual property agreement for its 3D Project P-600 with the project manager and National Science Centre KIPT of the National Academy of Sciences of Ukraine and remitted the funds to allow commencement of the project.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2013, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means American Graphite Technologies Inc.

Liquidity & Capital Resources

We are an exploration stage company intending to be engaged in the exploration of mineral properties and the development of related technologies, for graphite and graphene.  To date, we have not generated any revenues.

Cash on hand at September 30, 2013 was $530,820 as compared to $116,588 as of June 30, 2013. Our total current liabilities at September 30, 2013 were $40,443 as compared to $8,806 as at June 30, 2013. The total long term liabilities at September 30, 2013 were $1,246,354 as compared to $Nil at June 30, 2013. This significant change was as a result of operating funds received from the sale of common stock in the amount of $533,000 for the three months period ended September 30, 2013 as compared to $500,000 for the same period ended September 30, 2012.  Proceeds from the sale of common stock were used to pay outstanding loans and operating expenses for the Company.  The long term liabilities relate to a liability on the balance sheet of the Company for warrants issued under a securities purchase agreement where the Company raised the amount of $600,000 to fund operations.

We currently have mineral claims which potentially could have graphite deposits and two projects related to graphene or products related to graphene. We believe that we will require a minimum of $500,000 to fund operations for the next twelve months, which should allow for an exploration program on our mineral claims in the amount of $120,000, $50,000 for the 3D project and $80,000 to be paid to Cheaptubes in regard to the technology development agreement with the balance for working capital  and for the Company to seek acquisitions of technologies related to our planned business.

During our three month period ended September 30, 2013 and fiscal year ended June 30, 2013, the Company was successful in raising the required funding for operations by way of private placements.   During the period ended September 30, 2013 the Company completed a private placement in the amount of $600,000 which the Company believes will be sufficient to meet its ongoing expenditures for the fiscal year ended June 30, 2014.

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

We have a net loss of $192,968 for the three months ended September 30, 2013 as compared to a net loss of $138,458 for the three months ended September 30, 2012. From inception we have had a net loss of $834,812.  Due to increased operations we had an increase in office and general expense from $17,920 (2012) to $44,439 (2013),  management fees increased to  $22,500 (2013) as compared to $7,500 (2012); stock based compensation increased to $42,000 as of September 30, 2013 from $31,200 for September 30, 2012.  Consulting fees and professional fees did not reflect any significant increases for the comparable periods.

Other expense related to interest was $766 as of September 30, 2012 as compared to interest expense of $Nil for September 30, 2013.  The change in the fair value of our warrant liability was $2,899 for the three months period ended September 30, 2013 with no comparative amount for the same period ended September 30, 2012.

Basic loss per share was $0.00 as at September 30, 2013 and  September 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

2)
Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides one staff member. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations. Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are  not managed by us and are not answerable to our management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 9, 2013, American Graphite Technologies Inc. (the “Company”) had entered into a unit subscription agreement with Big North Graphite Corp., whereby the Company acquired a total of 2.666,667 units at $0.075 per unit, each unit consisting of one shares and one half of one warrant, entitling the holder to purchase one warrant share for a period of twenty-four months (24) from closing at a price of $0.12 per warrant share.

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

ITEM 6.  EXHIBITS

Exhibits

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
*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	November 19, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director