Form 10-Q
period 2013-12-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2014-02-13
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

82,918,374 common shares outstanding as of January 24, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on October 15, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
	December 31, 2013	June 30, 2013
Assets
CURRENT ASSETS
Cash	$257,832	$116,588
Prepaid expenses	261,762	170,000
TOTAL CURRENT ASSETS	519,594	286,588
TOTAL ASSETS	$519,594	$286,588

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$14,292	$8,806
TOTAL CURRENT LIABILITIES	14,292	8,806

Derivative warrant liabilities (Notes 2, 6)	1,213,456	-

TOTAL LIABILITIES	1,227,748	8,806

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 82,918,374 and 78,359,486 shares of common stock, respectively as at December 31, 2013 and June 30, 2013	82,918	78,359
Stock Payable	-	85,000
Additional paid in capital	201,252	789,267
Accumulated deficit during the exploration stage	(992,324)	(674,844)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(708,154)	277,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$519,594	$286,588

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
						Cumulative results from Inception,
						June 1, 2010
	Three Months Ended		Six Months Ended			Through
	December 31, 2013	December 31, 2012	December 31, 2013		December 31, 2012	December 31, 2013

REVENUE	$-	$-	$		$-	$-

OPERATING EXPENSES
Exploration expenses	-	-		-	-	24,468
Research and development expense	44,832	-		44,832	-	44,832
Office and general	39,072	17,913		83,511	35,833	187,564
Stock based compensation	-	46,800		42,000	78,000	273,450
Management fees	25,400	12,500		47,900	20,000	107,900
Consulting Fees	32,318	28,468		99,326	94,683	243,573
Professional fees	15,788	10,002		29,910	24,859	106,659
OPERATING LOSS	(157,410)	(115,683)		(347,479)	(253,375)	(988,446)

OTHER EXPENSE
Interest Expense	-	-			(766)	(877)
Change in the fair value of warrant liability	32,898	-		29,999	-	29,999

NET LOSS	$(124,512)	$(115,683)		$(317,480)	$(254,141)	$(959,324)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	82,918,374	78,218,750		82,668,374	77,934,273

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended December 31,		Date of Inception (June 1, 2010) Through
	2013	2012	December 31, 2013
OPERATING ACTIVITIES
Net loss	$(317,480)	$(254,141)	$(959,324)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	42,000	78,000	229,200
Shares issued per financing agreement	-	-	44,250
Change in the fair value of warrant liability	(29,999)	-	(29,999)
Changes in operating assets and liabilities:
Interest	-	(110)	-
Increase (decrease) in accounts payable and accrued liabilities	4,370	14,667	13,176
Increase (decrease) in accounts payable – related party	1,115	(2,695)	1,115
Increase (decrease) in prepaid expenses	(91,762)	(10,425)	(261,762)
NET CASH USED IN OPERATING ACTIVITIES	(391,756)	(174,704)	(963,344)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000	567,190
Proceeds from private placements, net	533,000	-	618,000
Proceeds from note payable	-	-	40,000
Repayment of note payable	-	(40,000)	(40,000)
Due to related party	-	-	35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,000	460,000	1,221,176

NET INCREASE (DECREASE) IN CASH	141,244	285,296	257,832

CASH BEGINNING OF PERIOD	116,588	30,042	-

CASH, END OF PERIOD	$257,832	$315,338	$257,832

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$876	$877
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Stock based compensation	$42,000	$109,200	$229,200
Shares issued per financing agreement	-	-	44,250
Forgiveness of shareholder loan	-	-	35,986
	$42,000	$109,200	$309,436

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $959,324. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915 involved in the exploration of existing mineral claims while concurrently developing certain grapheme related technologies .   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, the sole director and officer of American Graphite Technologies Inc, acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and the development of technologies related to graphite and grapheme.    The Company currently is funding two developing technologies and will be funding the exploration of acquired mining assets.
As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

Also on May 23, 2012, Fabio Alexandre Narita resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our Company. In connection with the resignation of Mr. Narita, Rick Walchuk was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a director. On December 13, 2013, the Board of the Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company and elected him Secretary of the Company, having received the resignation of Mr. Walchuk as Company Secretary.
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

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at December 31, 2013, the Company has an accumulated deficit of $992,324. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

The Company had the following potential common stock equivalents at December 31, 2013:

Warrants	4,308,888

Since the Company reflected a net loss in fiscal year 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The following table summarizes changes in the fair value of the common stock warrants measured on a recurring basis using Level 3 inputs for the three month period ended December 31, 2013:

Balance at June 30, 2013	$-
Issuance of common stock warrants on September 9, 2013	1,243,455
Change in fair value of common stock warrant liability	(29,999)
Balance at December 31, 2013	$1,213,456

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

NOTE 3 – TECHNOLOGY AGREEMENTS

(1)	Technology Licensing Agreement

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

(1)	Technology Licensing Agreement cont’d:

A minimum of $250,000 over 18 months, payable as follows:

•	$10,000 on the execution of the agreement; (paid)
•	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014.

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

As consideration for funding, we will receive 40% of the Net Sales Revenue for Bucky Paper until the amount we have received equals our capital investment regardless of whether we, Cheap Tubes or CTI are the ultimate vendors on the sale.  Thereafter, we will receive 30% of our capital investment until such time as we have received an amount equal to 20% of the capital invested, 25% for the next five years and 20% for the remaining five years, at which time all obligations to us from Cheap Tubes or CTI shall cease.

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

As at December 31, 2013, the Company has paid cash in the amount of $260,000 pursuant to the agreement, and recorded the amount as prepaid expense - advances on future revenue under the licensing agreement.  All payments due under the licensing agreement are current per the terms of the agreement.

(2)	Technology Development Agreement

On April 24, 2013 the Company signed a letter of intent (LOI) with the National Academy of Science of Ukraine; National Science Centre; Kharkov Institute of Physics and Technology ("KIPT"), Kharkov, Ukraine in regard to a research project dubbed “P-600”.

P-600 will research the properties of nanocarbon contained matter (graphene) as working material for 3D printing. The project will be a partnership between the Company, Science and Production Establishment “Renewable Energy Sources and Sustainable Technologies" (“RESST”) National Science Center "KIPT" National Academy of Science of Ukraine and Institute of Solid State Physics and Material Science National Science Center "KIPT"  National Academy of Science of Ukraine.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

(2)	Technology Development Agreement cont’d:

On October 17, 2013, the Company finalized an intellectual property agreement for its 3D Project P-600 with the project manager and National Science Centre KIPT of the National Academy of Sciences of Ukraine and remitted the funds to allow commencement of the Project.

Under the agreement, the Company agreed to Project costs of $42,697. Changes to the proposed budget could be made based on agreement of both sides. During the period ended December 31, 2013, the Company paid $44,832 under the Project.

NOTE 4 – MINERAL PROPERTIES

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.  The Company had intended to undertake exploration programs on the mineral claims during 2013; however, it may be required to undertake the exploration programs during 2014, dependent on finalizing funding and weather conditions.

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the fiscal year ended June 30, 2013.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
News releases	$1,762	$-
Advances related to technology agreement – Note 3	260,000	170,000
	$261,762	$170,000

NOTE 6 – FINANCING AGREEMENTS

(1)	Financing Agreement

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
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 6 – FINANCING AGREEMENTS (continued)

During the fiscal year ended June 30, 2013, the Company received amounts totaling $550,000 under the financing agreement by way of equity private placements for 781,250 shares of common stock at $0.64 per share and 65,736 shares of common stock at $0.76062, respectively.   The agreement expired without agreement to extend and therefore the Company will have no further ability to draw down under the agreement.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2013 are illustrated in the following tables:

Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.30
Volatility	120%
Term (years)	4.69
Risk-free rate	1.75%
Dividends	--

On December 31, 2013 as a result of the revaluation of the warrant derivatives the Company recorded a gain of $29,999 in respect of the change in the fair value of the warrant liability.

(4)
Big North Subscription Agreement:
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
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – COMMITMENTS

(1)	Investor Relations and Marketing Contracts

(i)
On April 21, 2013, effective as of April 15, 2013, American Graphite Technologies Inc. entered into an agreement with Rosevale Capital S.A. (“Rosevale”)  whereby the Company has engaged Rosevale to provide investor relations and marketing services for the Company (the “Agreement”). The Agreement was for a term of six (6) months, up to and including the close of business on October 14, 2013.

In consideration of services to be rendered under the agreement the Company was obligated to:

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

During the three month period ended September 30, 2013, the Company paid $7,500 for the second three months of services.

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

(2)	Agency Agreements

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

On May 20, 2013, we issued 75,000 shares of our common stock valued at $0.59 per share, totaling $44,250, the fair market value of the shares on the date of issuance, pursuant to the agency agreement (see Note 7(2)(i) above).

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

On September 12, 2013, the Company issued total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. (see Note 7(2)(ii) above).

On September 16, 2013 the Company issued 250,000 shares of restricted common stock valued at $0.168 per share, totaling $42,000, the fair market value of the shares on the date of issuance, pursuant to the Investor Relations agreement (see Note 7(1)(ii) above).  As of December 31, 2013, 82,918,374 shares of common stock were issued and outstanding.

NOTE 9 – STOCK OPTIONS

On July 30, 2012, the Company entered into two 12-month Consulting Services and Finder’s Fee Agreements (the “Consulting Agreements”) with third parties. The Consulting Agreements require the consultants to provide to the Company, customized problem and opportunity research, new business or services development, strategy development and refinements, acquisition assistance, marketing and investor relation services and the Company is required to grant to each of the consultants a total of 150,000 stock options vesting immediately and exercisable at $0.25 per share.  The Company granted 300,000 stock options which have vested.   The stock options expired on September 30, 2013 which was 60 days after the termination of the Consulting Agreements.

The following table summarizes information concerning stock options as of December 31, 2013:

	December 31, 2013		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	300,000	0.25	-	-
Granted	-	-	300,000	0.25
Exercised	-	-	-	-
Expired or cancelled	(300,000)	(0.25)	-	-
Outstanding at end of period	-	-	300,000	0.25
The Company recognized stock-based compensation of $187,200 in the fiscal year ended June 30, 2013.

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

On September 12, 2013, the Company issued total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. (see Note 7(2)(ii))above).

As at December 31, 2013, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Expired	Outstanding at December 31, 2013
$ 0.75	May 9, 2014	0.35	88,888	-	-	-	88,888
$ 0.75	May 20, 2014	0.38	100,000	-	-	-	100,000
$ 0.30	September 4, 2018	4.68	-	4,000,000	-	-	4,000,000
$ 0.30	September 12, 2018	4.70	-	120,000	-	-	120,000
			188,888	4,120,000	-	-	4,308,888

 NOTE 11 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the fiscal year ended June 30, 2013, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. During the six month periods ended December 31, 2013 and December 31, 2012, Mr. Walchuk invoiced the company for the services in the amount of $45,000 and $20,000, respectively. As at December 31, 2013 no amounts are owing to Mr. Walchuk.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS (Continued)

On December 13, 2013, the Board of the Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. During the period ended December 31, 2013, Mr. Anast invoiced the company for the services in the amount of $2,900, of which a total of $1,160 is payable and paid in full as of December 31, 2013 and $1,740 is accrued.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through December 31, 2013 of approximately $715,873, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $250,555 at December 31, 2013. For the six month periods ended December 31, 2013 and 2012, the valuation allowance increased by approximately $106,918 and $61,649, respectively.

The Company has no tax positions at December 31, 2013, or June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to June 30, 2013 are subject to examination by the Internal Revenue Service.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties and the development of related technologies. To date, we have not generated any revenues.

Cash on hand at December 31, 2013 was $257,832 as compared to $116,588 as of June 30, 2013. We had a total of $261,762 in prepaid expenses on December 31, 2013 as compared to $170,000 in prepaid expenses as at June 30, 2013.  Prepaid expenses relate to the $260,000 paid against the licensing agreement with Cheap Tubes and prepaid expenses for general and administration costs in the amount of $1,762.

Our total current liabilities at December 31, 2013 were $14,292 as compared to $8,806 as at June 30, 2013. The total long term liabilities at December 31, 2013 were $1,213,456 as compared to $Nil at June 30, 2013. This significant change is solely related to a derivative warrant liability which occurred  as a result of operating funds received from a units private placement undertaken during the six months ended December 31, 2013, whereby the Company raised $600,000 to fund operations.   The private placement required the issuance of warrants, which are accounted for as a derivative liability.    We currently have mineral claims which potentially could have graphite deposits and two projects related to graphene or products related to graphene.

During our six month period ended December 31, 2013 and the fiscal year ended June 30, 2013, the Company was successful in raising the required funding for operations by way of private placements.   During the period ended December 31, 2013 the Company completed a private placement in the amount of $600,000 (net $533,000) which the Company believes will be sufficient to meet its ongoing expenditures through to  the fiscal year ended June 30, 2014.  The Company has obligations in excess of the funds raised if it wishes to fund the $120,000 that is required for exploration of its mineral claims and should there be additional cash requirements for the Cheap Tubes project and the development of the 3-D project.   At this time, the additional cash requirements for the Cheap Tubes project and the 3-D projects cannot be estimated.   Operating costs for the Company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $200,000.    Including the $200,000 for operating expenses and the $120,000 for exploration expenses estimated for the next twelve months, the Company as at December 31, 2013 had a short fall of approximately $62,000.

The Company believes it will need to raise an additional $250,000 for operations to ensure it can fund obligations on all of its projects.   While there are warrants outstanding pursuant to prior financings undertaken by the Company, there can be no assurance that the Company will raise any funds from warrant exercises and the Company currently has no other financing agreements under which it can raise funding.   The Company intends to seek additional equity financings and loans to fund the expected shortfall in funding but there can be no assurance that such funding will be available and if available it will be on favorable terms.  You may face substantial dilution in your share holdings on any ongoing financings which the Company may negotiate.  Should the Company not be able to raise additional funding it may not be able to fund the exploration of its mineral claims or it may have to delay or terminate its ongoing technology development.   At this time, the Company cannot state with certainty that it will be able to raise sufficient funding to continue with all of its intended projects.

Results of Operations

We do not have any revenues and have not had any revenue since inception on June 1, 2010.

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012

Losses remained relatively constant period over period with a net loss of $124,512 for the three months ended December 31, 2013 as compared to a net loss of $115,683 for three months ended December 31, 2012 due to an offset of $32,898 during the three months ended December 31, 2013 related to the change in the valuation of warrant liabilities which offset operating expenses of $157,410 during the three months ended December 31, 2013 as compared to operating expenses of  $115,583 during the three months ended December 31, 2012.  Therefore, while we had no significant increases in net losses, the Company had a significant increase in operating losses of $41,827. The increase for the three month period ended December 31, 2013 is related to an expenditure for research and development in the amount of $44,832, with no comparable expenditure for the three months ended December 31, 2012.   Office and general increased  to $39,072 from $17,913 (2012) due to increased fees related to reporting requirements as the Company created derivative warrant liability reporting with its financing agreements,  management fees increased to $25,400 (2013) from $12,500 (2012) , consulting fees increased to $32,318 (2013) from $28,468 (2012) and professional fees increased to $15,788 (2013) from $10,002 (2012) as the Company continued to increase activities related to operations, including financing activities.   The losses were offset by a decrease in stock based compensation to $Nil for the three months ended December 31, 2013 as compared to an expense of $46,800 during the three months ended December 31, 2012.

Basic and diluted losses per share for the respective three month periods ended December 31, 2013 and December 31, 2012was ($0.00).

Six Month Period ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012

We have a net loss of $317,480 for the six months ended December 31, 2013 as compared to a net loss of $254,141for six months ended December 31, 2012 and operating losses of $347,479 for the six months ended December 31, 2013 as compared to operating losses of $253,375 for the six months ended December 31, 2012.   Net loss for the six months ended December 31, 2013 was offset by the valuation of the change in the fair value of the warrant liability with no comparable offset during the six months ended December 31, 2012.   The substantial increase in operating losses of $94,104 was mainly related to increase activities related to operations, including financing activities.   Research and development expenses for the six months ended December 31, 2013 were $44,832, with no comparable expense during the six months ended December 31, 2012.  office and general increased  to $83,511 from $35,833 (2012) due to increased fees related to reporting requirements as the Company created derivative warrant liability reporting with its financing agreements,  management fees increased to $47,900 (2013) from $12,500 (2012) due to a contractual increase in fees, consulting fees increased to $99,326 (2013) from $94,683 (2012) and professional fees increased to $29,910 (2013) from $24,859 (2012) as the Company continued to increase activities related to operations, including financing activities.   The 2013 losses reflected a decrease in stock based compensation to $42,000 for the six months ended December 31, 2013 as compared to $78,000 during the six months ended December 31, 2012.

From inception we have had a net loss of $959,324 and an operating loss of $988,446                                                                                                                                                     .

Basic and diluted losses per share for the respective six month periods ended December 31, 2013 and December 31, 2012 was ($0.00).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On April 24, 2013 the Company signed a letter of intent (LOI) with the National Academy of Science of Ukraine; National Science Centre; Kharkov Institute of Physics and Technology ("KIPT"), Kharkov, Ukraine.   The project, dubbed “P-600”, will research the properties of nanocarbon contained matter (graphene) as working material for 3D printing. The project will be a partnership between the Company, Science and Production Establishment “Renewable Energy Sources and Sustainable Technologies" (“RESST”) National Science Center "KIPT" National Academy of Science of Ukraine and Institute of Solid State Physics and Material Science National Science Center "KIPT"  National Academy of Science of Ukraine.

The scientific team will consist of 8 scientists (1 Prof., D.Sc, 2 PhD’s; 3 former weapons scientists and 2 PhD students). The expertise of the team will include the fields of nanotechnology, 3D printing, solid state physics, physical materials and thermal physics.

On October 1, 2013 all requisite approvals were granted and the project, dubbed P-600, went live. The project is fully funded for one year with an option for further collaboration. The Company will retain all intellectual property (IP) rights as well as any patents filed from the project.  The Company and the Institute will be working under the auspices of the Science & Technology Centre in Ukraine (“STCU”), which is an intergovernmental organization founded by the governments of the Ukraine, Canada, EU and the USA which supports research and development activities for peaceful applications by Ukrainian, Georgian, Uzbekistani, Azerbaijani, and Moldovan scientists and engineers.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Form of Subscription Agreement for Draw Down	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.6	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.7	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.9	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.10	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.11	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.12	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
10.13	Agency Agreement between the Company and Carter Terry	Incorporated by reference to our Form 8-K filed with the SEC on June 19, 2013.
10.14	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.15	Agency Agreement between the Company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.16	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.17	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.18	Subscription Agreement between the Company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.19	Consulting Agreement between the Company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.20	P-600 Partner Project Agreement dated October 1, 2013	Filed herewith
10.21	P-600 Project Intellectual Property Agreement executed October 17, 2013	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	February 13, 2014	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director