Form 10-Q
period 2014-03-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2014-05-20
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of May 19, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on October 15, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	March 31, 2014	June 30, 2013
Assets
CURRENT ASSETS
Cash	$409,264	$116,588
Prepaid expenses	286,494	170,000
TOTAL CURRENT ASSETS	695,758	286,588
TOTAL ASSETS	$695,758	$286,588

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$18,628	$8,806
TOTAL CURRENT LIABILITIES	18,628	8,806

Derivative warrant liabilities (Notes 2, 6)	545,588	-

TOTAL LIABILITIES	564,216	8,806

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 96,083,348 and 78,359,486 shares of common stock, respectively as at March 31, 2014 and June 30, 2013	96,083	78,359
Stock Payable	-	85,000
Additional paid in capital	1,357,448	789,267
Accumulated deficit during the exploration stage	(1,321,989)	(674,844)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	131,542	277,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$695,758	$286,588

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					Cumulative results from Inception,
					June 1, 2010
	Three Months Ended		Nine Months Ended		Through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	-	24,468	-	24,468	24,468
Research and development expense	700	-	45,532	-	45,532
Office and general	25,002	27,207	108,513	63,040	212,566
Stock based compensation	45,313	109,200	87,313	187,200	318,763
Management fees	37,500	15,000	85,400	35,000	145,400
Consulting Fees	22,714	-	122,040	-	266,287
Professional fees	8,756	18,062	38,666	137,604	115,415
OPERATING LOSS	(139,985)	(193,937)	(487,464)	(447,312)	(1,128,431)

OTHER EXPENSE
Interest Expense	-	-	-	(766)	(877)
Change in the fair value of warrant liability	(189,680)	-	(159,681)	-	(159,681)

NET LOSS	$(329,665)	$(193,937)	$(647,145)	$(448,078)	$(1,288,989)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	85,130,539	78,218,750	82,577,917	78,027,714

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

			Date of Inception
	Nine months		(June 1, 2010)
	ended March 31,		Through
	2014	2013	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(647,145)	$(448,078)	$(1,288,989)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	87,313	187,200	274,513
Shares issued per financing agreement	-	-	44,250
Change in the fair value of warrant liability	159,681	-	159,681
Changes in operating assets and liabilities:
Interest	-	(110)	-
Increase (decrease) in accounts payable and accrued liabilities	(293)	2,195	8,513
Increase (decrease) in accounts payable – related party	10,114	(2,695)	10,114
Increase (decrease) in prepaid expenses	(116,494)	(96,800)	(286,494)
NET CASH USED IN OPERATING ACTIVITIES	(506,824)	(358,288)	(1,078,412)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000	567,190
Proceeds from private placements, net	799,500		884,500
Proceeds from note payable	-		40,000
Repayment of note payable	-	(40,000)	(40,000)
Due to related party	-		35,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	799,500	460,000	1,487,676

NET INCREASE (DECREASE) IN CASH	292,676	101,712	409,264

CASH BEGINNING OF PERIOD	116,588	30,042	-

CASH, END OF PERIOD	$409,264	$131,754	$409,264

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$876	$877
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Stock based compensation	$87,313	$187,500	$274,513
Shares issued per financing agreement	-		44,250
Forgiveness of shareholder loan	-		35,986
	$42,000	$187,500	$309,436

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $1,288,989. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, director and officer of American Graphite Technologies Inc, acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

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
(An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at March 31, 2014, the Company has an accumulated deficit of $1,321,989. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

The Company had the following potential common stock equivalents at March 31, 2014:

Warrants	4,201,388

Since the Company reflected a net loss in in the nine month periods ended March 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As set forth in the Statement of Financial Accounting Standard No.  820-10-35-37 Fair Value in Financial Instruments (previously and herein referenced as “157”) to increase consistency, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions, used as a basis for determining fair value. FAS 157 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The FAS 157 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, FAS 157 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

We analyzed the derivative financial instruments, in accordance with EITF 07-05 and FAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. It should be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Any adjustment would be recognized in the opening balance of retained earnings. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of FAS 133 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A nonderivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of this engagement and report, we utilized fair value as the basis for formulating our opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives we assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement. The FASB and IRS have provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. Our opinion of Fair Value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, we gave consideration to the Holder’s intentions regarding whether or not the Securities purchased were to be held, sold, or abandoned. Our analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Warrants issued with debt contain derivatives and require accounting under FAS 133 until exercised or expired. The derivative liability is marked to market each subsequent reporting period.

The following table summarizes the components of the derivate liabilities:

Warrant liability:	March 31, 2014	March 14, 2014	September 9, 2013

4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	545,588	562,761	-
	$545,588	$2,045,087	$1,243,455

*On March 14, 2014, the 3 subscribers, who were subscribers in an offering undertaken by the Company on September 9, 2013, along with 2 subscribers that did not elect to participate in this offering, executed a waiver and consent in regard to their rights under the September 9, 2013 offering (the "Original SPA"), whereby they waived the rights to receive any additional shares of common stock under the Original SPA agreements and the Company and the 5 investors agreed to a re-pricing of the warrants issued under the Original SPA from an exercise price of $0.30 per share to $0.0724 per share and that such reduction of the Exercise Price was deemed a reduction in connection with a Dilutive Issuance (as defined in the Warrants) and the number of Warrant Shares that may be purchased upon exercise of the Warrants increased.  On March 14, 2014 through March 21, 2014, the Company received notices and executed cashless exercise from the subscribers under the Original SPA.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2014:
Warrant Derivatives

4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

							Cumulative results from Inception,
	Three months ended			Nine months ended			June 1, 2010
	March 31,			March 31,			Through
Warrant derivatives:	2014	2013		2014	2013		March 31, 2014
4,000,000 common stock purchase agreement dated September 9, 2013	$206,852		$-	$176,853		$-	$176,853
3,750,000 common stock purchase agreement dated March 14, 2014	(17,172)		-	(17,172)		-	(17,172)
	$189,680	$		$159,681	$		$159,681

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

A minimum of $250,000 over 18 months, payable as follows:

-	$10,000 on the execution of the agreement; (paid)
-	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

(1)	Technology Licensing Agreement (continued)

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

As at March 31, 2014, the Company has paid cash in the amount of $285,000 pursuant to the agreement, and recorded the amount as prepaid expense - advances on future revenue under the licensing agreement.  All payments due under the licensing agreement are current per the terms of the agreement.

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

Under the agreement, the Company agreed to Project costs of $42,697. Changes to the proposed budget could be made based on agreement of both sides. During the nine month period ended March 31, 2014, the Company has paid a total of $44,832 as Project costs.

NOTE 4 – MINERAL PROPERTIES

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.  The Company had intended to undertake exploration programs on the mineral claims during 2013; however, it may undertake the exploration programs during 2014, dependent on finalizing funding and weather conditions.

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the fiscal year ended June 30, 2013.

During the nine month period ended March 31, 2014, the Company has not expended any funds on the claims.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
News releases	$1,494	$-
Advances related to technology agreement – Note 3	285,000	170,000
	$286,494	$170,000

NOTE 6 – FINANCING AGREEMENTS

(1)	Financing Agreement

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

(3)	Securities Purchase Agreements (“SPA”)

SPA #1

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

(3)	Securities Purchase Agreements (“SPA”) – continued

SPA #1(continued)

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

On March 14, 2014, the Company entered into a second financing under a Securities Purchase Agreement which is more particularly described below under SPA #2.   Pursuant to SPA #2, the Company and the five subscribers of this financing entered into a waiver and consent whereby the five subscribers executed a waiver and consent in regard to their rights under SPA #1, whereby they waived the rights to receive any additional shares of common stock under the SPA #1 agreements and the right to receive additional warrants under the SPA #1 agreements and the Company and the five investors agreed to a re-pricing of the warrants issued under SPA #1 from an exercise price of $0.30 per share to $0.0724 per share.

On March 14, 2014 through March 21, 2014, the Company received notices and executed cashless exercise from the subscribers under the SPA#1.

Allocation of proceeds arising from the SPA #1 on the inception date is as follows:

Classification	Allocation
Common Stock (par value)	4,000
Paid-in Capital (Common Stock)	(647,455)
Derivative Liabilities (Warrants)	1,243,455
Proceeds	$600,000

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 6 – FINANCING AGREEMENTS (continued)

(3)	Securities Purchase Agreements (“SPA”) – continued

SPA #1(continued)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2014:
	September 9, 2013	March 14 2014	March 31, 2014
4,000,000 common stock purchase agreement dated September 9, 2013	4,280,000	17,734,807	-

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date is illustrated in the following tables:

	Warrant Derivative
	SPA Date (September 9,2013)	Re-pricing Date (March 14, 2014)	Exercise Date (March 14, 2014 ~ March 21, 2014)
Warrants to purchase common stock:
Strike price	$0.30	$0.074	$0.074
Volatility	110%	120.34%	119.96% ~ 120.34%
Term (years)	5	4.49	4.47 ~ 4.49
Risk-free rate	1.71%	1.55%	1.55% ~ 1.75%
Dividends	-	-	-

On March 31, 2014 as a result of the revaluation and exercises of the warrant derivatives the Company recorded a loss of $176,853 in respect of the change in the fair value of the warrant liability.

SPA #2

On March 14, 2014, the Company closed a financing with three subscribers, whom had been subscribers under SPA #1 as described above, whereby under this financing (SPA #2)  the Company raised a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA #2, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years.    Under the SPA #2 the purchasers have the option to purchase up to an equal number of shares and warrants as those purchased on the initial closing for a period of nine months from the initial closing date.  Each purchaser shall be entitled to one closing on the exercise of the subsequent closing and option warrants have piggy back registration rights.   Subject to no effective registration statement registering the warrants within 180 days after the initial exercise date of the warrants, then the warrants shall have a cashless exercise provision. The warrants further have exercise limitations of 9.99% as a beneficial ownership limitation which the holder may increase or decrease upon 61 days prior notice to the Company, however, the beneficial ownership limitation shall not exceed 9.99% of the number of shares held by the holder.

Under the terms of the SPA, the purchasers that hold outstanding stock or warrants  at the time of any subsequent funding have the right to participate in any subsequent financing up to 100% of the subsequent financing on the terms negotiated with any funders for a period of eighteen months from the date of the SPA,   Further, the  shares of common stock issued under the SPA have a purchase price reset until the sooner of (i) the purchaser no longer holds and securities, and (ii) five years after the initial closing date whereby should the Company issue or sell any shares of common stock or any common stock equivalent at a price less than the per share purchase price (the Dilutive Financing”), then the Company shall issue additional shares of common stock to the purchasers who hold outstanding shares on the date of such Dilutive Financing for no

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 6 – FINANCING AGREEMENTS (continued)

(3)	Securities Purchase Agreements (“SPA”) – continued

SPA #2(continued)

additional consideration.  The warrants also have a warrant dilution adjustment which requires the issuance of additional warrant shares to reflect any dilutive financing undertaken by the Company whereby the holders of any outstanding warrants shall receive additional warrants based on the price of the Dilutive Financing.

Allocation of proceeds arising from the SPA #2 on the inception date is as follows:

Classification	Allocation
Common Stock (par value)	3,750
Paid-in Capital (Common Stock)	(266,511)
Derivative Liabilities (Warrants)	562,761
Proceeds	$300,000

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2014:

	March 14, 2014	March 31, 2014
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2014 and March 14, 2014 are illustrated in the following tables:

	Warrant Derivative
	SPA Date (March 14, 2014)	Revaluation Date (March 31, 2014)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	120.34%	119.58%
Term (years)	5	4.95
Risk-free rate	1.55%	1.73%
Dividends	-	-

On March 31, 2014 as a result of the revaluation of the warrant derivatives the Company recorded a gain of $17,172 in respect of the change in the fair value of the warrant liability.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – COMMITMENTS

(1)	Investor Relations , Marketing Contracts and Consulting Agreements

(i)	Rosevale Capital S.A.

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

During the three month period ended September 30, 2013, the Company paid $7,500 for the second three months of services.  The contract was paid in full as of September 30, 2013.

(ii)	Investor Relations Contract

On September 12, 2013 the Company entered into an agreement with an Investor Relations consulting firm whereby in consideration for management consulting, business advisory, shareholder information and public relations services, the Company agreed to pay $40,000 and issue 250,000 shares of restricted common stock. The $40,000 was paid in cash during the period ended September 30, 2013. During the period ended September 30, 2013 we issued 250,000 shares of our common stock valued at $0.168 per share, totaling $42,000, the fair market value of the shares on the date of issuance has been expensed as stock based compensation.

(iii)	Verge Consulting, LLC

On March 14, 2014, the Company entered into a consulting agreement with Verge Consulting, LLC. (“Verge”) whereby Verge will provide the Company with services to include a  public relations campaign for interviews and multi-media material, research reports, press releases, social media campaign, newsletter writers, and other information as determined by the Company and Verge.   The agreement is for a term of three months.    The Company issued to Verge a total of 312,500 shares of common stock at $0.145 per, totaling $45,313, the fair market value of the shares on the date of agreement has been expensed as stock based compensation, as payment under the agreement

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 7 – COMMITMENTS (continued)

(2)	Agency Agreements

(i)	Carter Terry

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

(ii)	Palladium Capital Advisors, LLC

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

On September 9, 2013, the Company closed a financing with five subscribers (ref note 6(3)) and paid to Palladium cash consideration of $42,000, share consideration by way of the issuance of 120,000 shares of common stock of the Company and issued a total of 280,000 stock purchase warrants, each warrant exercisable at $0.30 per share for a period of five years from the date of issuance. On March 14, 2014, the exercise price of the warrants was reduced to $0.0724 per share.

On March 14, 2014, the Company closed a financing with three subscribers (ref note 6(3) and paid to Palladium Capital Advisers, LLC (“Palladium”), cash consideration of $21,000, share consideration by way of the issuance of 112,500 shares of common stock of the Company and the issuance of a total of 262,500 stock purchase warrants, each warrant exercisable at $0.15 per share for a period of five years from the date of issuance.

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

On September 9, 2013, the Company issued a total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years for gross proceeds of $600,000.   On March 14, 2014, the exercise price of the warrants was reduced to $0.0724 per share.  (see Note 6(3) above)

On September 12, 2013, the Company issued a total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. On March 14, 2014, the exercise price of the warrants was reduced to $0.0724 per share.  (see Note 7(2)(ii) above).

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

On March 14, 2014, the Company issued a total of 3,750,000 shares of the common stock of the company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years for gross proceeds of $300,000.  (see Note 6(3) above)

On March 14, 2014, the Company issued a total of 112,500 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.15 per share for a period of five years under the placement agent agreement. See Note 7(2)(ii) above).

On March 14, 2014, the Company issued a total of 312,500 restricted shares of common stock to Verge as required under the consulting agreement. See Note 7(1)(iii) above).

During March 14, 2014 through March 21, 2014, the Company issued a total of 8,989,974 shares of common stock for cashless exercise warrants under share purchase agreement dated September 9, 2013.

As of March 31, 2014, 96,083,348 shares of common stock were issued and outstanding.

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

The following table summarizes information concerning stock options as of March 31, 2014:

	March 31, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	300,000	0.25	-	-
Granted	-	-	300,000	0.25
Exercised	-	-	-	-
Expired or cancelled	(300,000)	(0.25)	-	-
Outstanding at end of period	-	-	300,000	0.25

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

On September 9, 2013, the Company entered into securities purchase agreements (the “SPA”) to raise a total $600,000 with five accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years.  On March 14, 2014, the warrants were re-priced at $0.0724 per share.  (see note 6(3) above).

On September 12, 2013, the Company issued total of 120,000 shares of the common stock of the Company at par value and an equal number of warrants exercisable at $0.30 per share for a period of five years under the placement agent agreement. On March 14, 2014, the warrants were re-priced at $0.0724 per share. (see Note 7(2)(ii))above).

On March 14, 2014, the Company entered into securities purchase agreements (the “SPA #2”) to raise a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years.  (see note 6(3) above).

On March 14, 2014, the Company issued total of 262,500 warrants exercisable at $0.15 per share for a period of five years under the placement agent agreement. see Note 7(2)(ii))above).

On March 14, 2014 through March 21, 2014 the Company received notices and executed cashless exercise warrants from the subscribers under the SPA#1.

As at March 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Waived	Expired	Outstanding at March 31, 2014
$0.75	May 9, 2014	0.10	88,888	-	-	-	-	88,888
$0.75	May 20, 2014	0.14	100,000	-	-	-	-	100,000
$0.0724	September 4, 2018	-	-	16,574,586	8,401,960	8,172,626	-	-
$0.0724	September 12, 2018	-	-	1,160,221	588,014	572,207	-	-
$0.15	March 14, 2019	4.95	-	4,012,500	-		-	4,012,500
		4.74	188,888	21,747,307	8,989,974	8,744,833	-	4,201,388

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, the Company’s sole officer and director for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. During the nine month periods ended March 31, 2014 and March 31, 2013, Mr. Walchuk invoiced the company for the services in the amount of $60,000 and $30,000, respectively. As at March 31, 2014, no amounts are owing to Mr. Walchuk.

On December 13, 2013, the Board of the Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. During the nine month period ended March 31, 2014, Mr. Anast invoiced the company for the services in the amount of $17,900, of which a total of $7,160 is payable and paid in full as of March 31, 2014 and $10,740 is accrued.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through March 31, 2014 of approximately $810,545, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $283,690 at March 31, 2014. For the nine month periods ended March 31, 2014 and 2013, the valuation allowance increased by approximately $140,053 and $156,827, respectively.

The Company has no tax positions at March 31, 2014, or June 30, 2013, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.   The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from July 1, 2010 to June 30, 2013 are subject to examination by the Internal Revenue Service.

AMERICAN GRAPHITE TECHNOLOGIES INC.
  (An Exploration Stage Company)
Notes to the Financial Statements
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On April 28, 2014, Rick Walchuk, president and a director of our company was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him. Mr. Walchuk intends to vigorously defend all claims asserted against him.

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

Cash on hand at March 31, 2014 was $409,264 as compared to $116,588 as of June 30, 2013. We had a total of $286,494 in prepaid expenses on March 31, 2014 as compared to $170,000 in prepaid expenses as at June 30, 2013.  Prepaid expenses relate to amounts totaling $285,000 (2013- $170,000) paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494 (2013 – Nil).

Our total current liabilities at March 31, 2014 were $18,628 as compared to $8,806 as at June 30, 2013. The total long term liabilities at March 31, 2014 were $545,588 as compared to $Nil at June 30, 2013. This significant change is solely related to a derivative warrant liability which occurred as a result of operating funds received from two unit private placements undertaken during the nine months ended March 31, 2014, whereby the Company raised $900,000 to fund operations.   The private placements required the issuance of warrants, which are accounted for as a derivative liability.    We currently have mineral claims which potentially could have graphite deposits and two projects related to graphene or products related to graphene.

During our nine month period ended March 31, 2014 and the fiscal year ended June 30, 2013, the Company was successful in raising the required funding for operations by way of private placements.   During the period ended March 31, 2014 the Company completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500) which the Company believes will be sufficient to meet its ongoing expenditures through to the fiscal year ended June 30, 2014.  The Company believes it now has sufficient funds on hand for all its current commitments including $120,000 that is required for exploration of its mineral claims, should we determine to commence exploration.  Additionally we believe we have sufficient funds on hand should there be additional cash requirements for the Cheap Tubes project and the development of the 3-D project during the current fiscal year.   At this time, the additional cash requirements for the Cheap Tubes project and the 3-D projects cannot be estimated.   Operating costs for the Company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $200,000.    The Company may need to raise additional capital for operations and its Cheap Tubes if warranted.   We have new warrants outstanding pursuant to our recent financings, however, there can be no assurance that the

Company will raise any funds from warrant exercises and the Company currently has no other financing agreements under which it can raise funding.   There can be no assurance that such funding, if required,  will be available and if available it will be on favorable terms.  You may face substantial dilution in your share holdings on any ongoing financings which the Company may negotiate.  Should the Company not be able to raise additional funding if and when required,  it may have to delay or terminate its ongoing technology development.   At this time, the Company cannot state with certainty that it will be able to raise sufficient funding to continue with all of its intended projects.

Results of Operations

We do not have any revenues and have not had any revenue since inception on June 1, 2010.

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

We had significant increase in net losses of $329,665 for the three months ended March 31, 2014 as compared to a net loss of $193,937 for three months ended March 31, 2013 due to an offset of $189,680 during the three months ended March 31, 2014 related to the change in the valuation of warrant liabilities which offset operating expenses of $139,985 during the three months ended March 31, 2014 as compared to operating expenses of $193,937 during the three months ended March 31, 2013.  Therefore, while we had significant increases in net losses, the Company had a significant decrease in operating losses of $53,953. The decrease for the three month period ended March 31, 2014 is related to stock based compensation in the amount of $45,313, with $109,200 in comparative three months ended March 31, 2013.   Management fees increased to $37,500 (2014) from $15,000 (2013), consulting fees increased to $22,714 (2014) from $13,056 (2013) and professional fees increased to $8,756 (2014) from $5,006 (2013) as the Company continued to increase activities related to operations, including financing activities.

Basic and diluted losses per share for the respective three month periods ended March 31, 2014 and March 31, 2013was ($0.00).

Nine month Period ended March 31, 2014 Compared to Nine month Period Ended March 31, 2013

We have a net loss of $647,145 for the nine months ended March 31, 2014 as compared to a net loss of $448,078 for nine months ended March 31, 2013 and operating losses of $487,464 for the nine months ended March 31, 2014 as compared to operating losses of $447,312 for the nine months ended March 31, 2013.   Net loss for the nine months ended March 31, 2014 was offset by the valuation of the change in the fair value of the warrant liability with no comparable offset during the nine months ended March 31, 2013.   The increase in operating losses of $40,152 was mainly related to increased activities related to operations, including financing activities.   Research and development expenses for the nine months ended March 31, 2014 were $45,532, with no comparable expense during the nine months ended March 31, 2013.  Office and general administrative expenses increased  to $108,513 from $63,040 (2013) due to increased fees related to reporting requirements as the Company created derivative warrant liability reporting with its financing agreements, additionally, management fees increased to $85,400 (2014) from $35,000 (2013) due to a contractual increase in fees, consulting fees increased to $122,040 (2013) from $107,739 (2013) and professional fees increased to $38,666 (2013) from $29,865 (2012) as the Company continued to increase activities related to operations, including financing activities.   The 2014 losses reflected a decrease in stock based compensation to $87,313 for the nine months ended March 31, 2014 as compared to $187,200 during the nine months ended March 31, 2013.

 From inception we have had a net loss of $1,288,989 and an operating loss of $1,128,431.

Basic and diluted losses per share for the respective nine month periods ended March 31, 2014 and March 31, 2013 was ($0.01).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Mr. Rick Walchuk, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On April 28, 2014, Rick Walchuk, president and a director of our company was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.

Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him.  Mr. Walchuk intends to vigorously defend all claims asserted against him.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Form of Subscription Agreement for Draw Down	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.6	Patent and Technology License Agreement between the Company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.7	Schedule 2 to the Patent and Technology License Agreement between the Company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.9	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.10	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.11	Consulting Agreement between the Company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.12	Agreement between the Company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
10.13	Agency Agreement between the Company and Carter Terry	Incorporated by reference to our Form 8-K filed with the SEC on June 19, 2013.
10.14	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.15	Agency Agreement between the Company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.16	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.17	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.18	Subscription Agreement between the Company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.19	Consulting Agreement between the Company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.20	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.21	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.22	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.23	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.24	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.25	Consulting Agreement with Verge Consulting, LLC	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	May 20, 2014	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	Director, Interim President, CEO and CFO.