Form 10-K
period 2014-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2014-10-14
CIK 1497316

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54521
Commission File Number

AMERICAN GRAPHITE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Ste. D#422, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 473-8227
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

ndicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $8,466,940 based on the closing price of $0.16 as reported as of December 31, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

96,083,348 shares of common stock issued and outstanding as of October 8, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.                BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Annual Report, the terms “we”, “us”, “company” and “our company” mean American Graphite Technologies Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227. Our website is http://americangraphitetechnologies.com.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol “AGIN”.

Our company was incorporated in the State of Nevada on June 1, 2010 under the name Green & Quality Home Live, Inc.

On May 23, 2012, we underwent a change of control and on June 11, 2012, our company’s newly appointed sole director and majority shareholder approved a name change to American Graphite Technologies Inc. and a 125 new for 1 old forward stock split of our company’s issued and outstanding shares of common stock. Concurrent with the forward split we amended our authorized capital from 75,000,000 to 200,000,000.

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

New management of our company determined to change the direction of our company and to enter into mining exploration and development related to graphite and the acquisition and development of technologies related thereto.   Our company has two projects, a mineral exploration project whereby we intend to explore for graphite and a licensing agreement for the development and marketing of a technology related to the graphene industry.

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

Current Business

Shortly after changing out business focus to exploration stage properties, we identified certain opportunities to engage in the development of technologies relate to graphite and graphene and determined to pursue that business.    We entered into negotiations on projects, both graphite properties and technologies.   On July 31, 2012, our company entered into a Letter of Intent with a private US company for an option to participate in a 100% interest in all of certain property rights held by the U.S. private company. We were unable to close that acquisition.  Subsequently, we identified the opportunities for entry into our business by way of an agreement for the licensing and marketing of Bucky Paper, which is a product currently under development that is produced from graphene.   On December 3, 2012, we entered into and executed a non-exclusive technology license agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including as Bucky Paper.  We agreed to fund commercial development activities and we received a license for the rights on a nonexclusive basis for marketing products and/or services.  Up to June 30, 2014, our company has funded a total of $335,000 in respect of this commercial development project, and Cheap Tubes has set up a production line and research and development facility in its new facility in Vermont, and with this process ongoing, our company hopes to be fully functional soon.

During the month of January 2013, our company undertook the staking of certain mining claims in the Province of Quebec, Canada.  In order to hold the property in the Province of Quebec, either a principal of our company or our company must have a prospector’s license.  The prospector’s license was granted to our director, Rick Walchuk on February 2, 2013 and the mineral concession is held in the name of Mr. Walchuk under a trust agreement with our company.   The mining claims are in an active area of graphite exploration and production.  We had intended to undertake an exploration program on the claims during the year ended June 30, 2014, but were delayed in getting a proposal underway by a qualified geologist.  Additionally, we focused the majority of our efforts funding the Bucky Paper commercialization project, as well as research project for 3D printing, as described below.   We are currently awaiting a program to be presented by a geologist in regard to the initial work program to be undertaken on the mineral claims for spring 2015, and are also pursuing the staking of additional claims in the fall of 2014.

During the month of April, 2013, we met with representatives of the National Academy of Science of the Ukraine National Science Center – Kharkov Institute of Physics and Techniques (the “Kharkov Institute”) in regard to the establishment of a collaboration between the Kharkov Institute and our company on a project for the research of the properties of grapheme contained matter as a working material for 3D-printing and other uses.  Our company and the Kharkov Institute will be working under the auspices of the Science and Technology Center in the Ukraine, which is an intergovernmental organization founded by the governments of the Ukraine, Canada, the EU and the USA which supports research and development activities for peaceful applications by Ukrainian, Georgian, Uzbekistani, Azerbaijani, and Moldovan scientists and engineers.  The project requires the approval of the U.S. Department of State, Bureau of International Security and Nonproliferation Office of Cooperative Threat Reduction.  On April 1, 2013, we submitted the documents to the U.S. Department of State.  On October 1, 2013, the project was granted live status and our company can now commence the research project.  The project is called P600 and is a collaboration between our company and the Kharkov Institute.

The project is designed to research the properties of nanocarbon contained matter as a working material for 3D printing. The project team will consist of 8 scientists and doctors with experience in the fields of nanotechnology, 3D printing, solid state physics, physical materials and thermal physics.

The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material. During the year ended June 30, 2014, we paid a total of $44,832 as project costs in order to fully fund the program as required, and are awaiting project results in order to determine next steps.

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

Graphene

Technology helps the world advance.  As humans it’s in our nature to investigate, innovate and solve problems.  This curiosity means we make things, create things and develop new technologies.  You can look back thousands of years for basic examples of technology pushing civilization forward.

Most people don't understand the rapid change technology has on their life... or the speed at which change occurs.

•	200 times stronger than steel...

•	150,000 times thinner than a human hair

•	More flexible than a sheet of paper

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

But, that's just the beginning of what this new ‘smart material’ can do. Not only is it the strongest material researchers have ever tested, it's also one of the best conductors man has ever found.  IBM has already created a Graphene-based processor capable of executing 100 billion cycles per second.  Researchers believe that in the future, a Graphene credit card could store as much information as today's computers.  We believe that this one material alone could prove more revolutionary than, and soon replace plastic, Kevlar and the silicon chip.

In fact, it's such a breakthrough that the first two scientists to successfully produce single-atom-thick crystals of Graphene were awarded the 2010 Nobel Prize in Physics.

In just two years, over 200 companies from a wide array of industries have researched the potential of Graphene:

Graphene is a substance made of pure carbon, with atoms arranged in a regular hexagonal pattern similar to graphite, but in a one-atom thick sheet. It is very light, with a 1 square meter sheet weighing only .77 milligrams. It is an allotrope of carbon whose structure is a single planar sheet of sp2-bonded carbon atoms that are densely packed in a honeycomb crystal lattice.

The term graphene was coined as a combination of “graphite” and the suffix “ene” by Hanns-Peter Boehm, who described single-layer carbon foils in 1962. Graphene is most easily visualized as an atomic-scale chicken wire made of carbon atoms and their bonds. The crystalline or “flake” form of graphite consists of many graphene sheets stacked together.

The carbon-carbon bond length in graphene is about 0.142 nanometers. Graphene sheets stack to form graphite with an interplanar spacing of 0.335 nm. Graphene is the basic structural element of some carbon allotropes including graphite, charcoal, carbon nanotubes and fullerenes. It can also be considered as an indefinitely large aromatic molecule, the limiting case of the family of flat polycyclic aromatic hydrocarbons.

The Nobel Prize in Physics for 2010 was awarded to Andre Geim and Konstantin Novoselov at the University of Manchester for groundbreaking experiments regarding the two-dimensional material graphene.

Touch screens, processor chips, casings, and batteries (in everything from PCs and HD TVs to tablets), mobile phones and hybrids could all be made with Graphene.

It could change entire industries, economies, and our lives.

Imagine HD TVs as thin as wallpaper, Smart phones so skinny and flexible you can roll them up and put them behind your ear, and so durable you can beat them with a hammer.

These are some but not all of the benefits of graphene

Our Ongoing business:

By concentrating on securing domestic graphite mining opportunities and the commercialization of graphene specific proprietary technology methods, management is seeking to bring profit opportunities and maximize shareholder value.

The agreement with Cheap Tubes for the licensing and marketing of Bucky Paper was the first step in developing our business plan.  We are continuing to fund the technology development and have commenced the investigation of marketing the products and services developed while seeking other complimentary projects in a like field.

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

We undertook the staking of certain mining claims in the Province of Quebec, Canada which are in an active area of graphite exploration and production.  We intend to fund an exploration program, which is currently under investigation for the fall of 2014.  We are required to spend a total of $120,000 on the mining claims prior to January 15, 2015 in order to maintain the claims.

We continue to get requests for information on our graphene products and we are building a contact list to work with once we have a saleable product developed.

Bucky Paper

Product Description

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

Originally, Bucky Paper was fabricated as a way to handle carbon nanotubes, but it is also being studied and developed into applications and showing promise as an vehicle and body armor, Li Ion batteries, and next generation electronics and displays.  The generally accepted methods of making CNT films involve the use of surfactants which improves their dispersibility in aqueous or organic solutions. These suspensions can then be processed to yield uniform films called Bucky Papers.  Among the possible uses for Bucky Paper that are being researched:

●
Fire protection: covering material with a thin layer of Bucky Paper significantly improves its fire resistance due to the efficient reflection of heat by the dense, compact layer of carbon nanotubes or carbon fibers.

●	Lithium-ion batteries- as an anode or cathode in the batteries. It can enable faster charging rates and thermal stability.

●
If exposed to an electric charge, Bucky Paper could be used to illuminate computer and television screens. It could be more energy-efficient, lighter, and could allow for a more uniform level of brightness than current cathode ray tubes (CRT) and liquid crystal displays (LCD) technology.

●
Since individual carbon nanotubes are one of the most thermally conductive materials known, Bucky Paper lends itself to the development of heat sinks that would allow computers and other electronic equipment to disperse heat more efficiently than is currently possible. This, in turn, could lead to even greater advances in electronic miniaturization.

●
Films also could protect electronic circuits and devices within airplanes from electromagnetic interference, which can damage equipment and alter settings. Similarly, such films could allow military aircraft to shield their electromagnetic “signatures”, which can be detected via radar.

●
Bucky Paper could act as a filter membrane to trap microparticles in air or fluid. Because the nanotubes in Bucky Paper are insoluble and can be functionalized with a variety of functional groups, they can selectively remove compounds or can act as a sensor.

●	Produced in high enough quantities and at an economically viable price, Bucky Paper composites could serve as an effective armor plating.

●	Bucky Paper can be used to grow biological tissue, such as nerve cells. Bucky Paper can be electrified or functionalized to encourage growth of specific types of cells.

●	The Poisson's ratio for carbon nanotube Bucky Paper can be controlled and has exhibited auxetic behavior, capable of use as artificial muscles.

●	It could be added as a mechanical reinforcement in composite applications

The carbon nanotube evolved from three-dimensional structures similar to the geodesic dome, which was originally conceived by the inventor R. Buckminster (“Bucky”) Fuller. For this reason, nanotubes and materials made from them are often given names with “bucky” prefixes.

Bucky Paper is one tenth the weight yet potentially 500 times stronger than steel when its sheets are stacked to form a composite. It could disperse heat like brass or steel and it could conduct electricity like copper or silicon.

Market, Customers and Distribution Methods

The market for Bucky Paper is an emerging market.

Until the manufacturing process improves and we are able to commercialize the Bucky Paper currently under development in our agreement with Cheap Tubes to the point where it is reliable and free of unwanted inconsistencies, the product will only see very limited usage. However, methods are improving at a rapid pace and more money is being funneled into research. Nevertheless, it will be a number of years before Bucky Paper fully replaces any competitive products. Bucky Paper still needs to undergo thorough testing along with studies delving into how it may potential impact the environment. Since this developing product is a completely untested product from the perspective of consumer safety, there may even be health risks. There have been concerns that Bucky Paper may be similar to asbestos and harm humans, however Bucky Paper is marketed currently although in limited quantities. Until adequate testing is performed, Bucky Paper will not be used on a large scale.

We do not yet have a product to market or customers and we have not yet determined distribution methods we will use.  Our licensed technology requires further development before we will have a product ready to market. We expect that we will be on the market in 12 to 18 months, however, we cannot say with certainty we will meet this timeline.  We expect to initially market the products via internet sales, direct sales and trade show sales.  We will however, be competing with our licensor, Cheap Tubes Inc., who currently markets a Bucky Paper product and markets other products related to our chosen industry in this fashion and has substantial market experience, having been in the industry since 2005 and manufacturing and marketing a 2-inch Bucky Paper since 2009. However, we will receive royalties on the products sold by Cheap Tubes Inc.

Currently, Cheap Tubes makes a hybrid Bucky Paper using the surfactant free technology that will be further developed by our funding.  The current product, while highly flexible and highly conductive has resistance levels of between 3 ohms and 30 ohms.  The goal with the further development funding is to be below 1 ohm and ultimately below 0.1 ohm of resistance.  This resistance level while not required to be able to market the Bucky Paper is the perceived resistance level to develop sufficient market interest to generate sufficient revenues to recover our costs and hopefully generate profitability for our company.

We expect that the funding that we have allocated to Cheap Tubes will be sufficient to complete the testing and finalize development of the technology resulting in a marketable product, however, we cannot say with certainty that this will be the case.  We are relying on the fact that Cheap Tubes already has completed the initial stage product development and has certain equipment that will be required for the ongoing development and our funds will be allocated to purchasing additional equipment and to materials and testing costs.  Should we be required to fund additional costs, we expect to draw down on our current financing agreement to provide the funding, although we cannot say with certainty that such funding will not have been already drawn down for other projects or that the funds will be available for draw-down if and when required.

In regard to the government regulations which are required to market our products when developed, Cheap Tubes as more particularly identified under “Regulatory Approvals Required to Market the Products” on Page 10 and “Government Regulations Related to Bucky Paper” on page 11 of this filing.

Competition

We are a new company having entered into an agreement for a developing technology and as such we have a weak competitive position in the industry. We compete with independent manufacturers and institutional and individual investors who are actively seeking to develop and market Bucky Paper as well as more traditional alternatives.

Currently there are two main competitors, Nano Comp Tech & Buckeye Composites, a subsidiary of NanoTech Labs, Inc.  Nano Comp can make the product on a much larger scale and they are the largest industry player. They currently sell for $75/ sq. ft. and the goal is $20 sq. ft.  Cheap Tubes believes we can compete even at this lower price. Buckeye does a lot of hand manufacture (prepeg with polymers for example) which can be automated.  Both of these companies work more with the CNT Bucky Paper.  Our paper is mostly graphene with only a bit of CNTs for flexibility and conductivity enhancement.

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

Regulatory Approvals Required for the Products to be Developed and Marketed

Cheap Tubes intends to file a pre-manufacturing notice (“PMN”) with the Environmental Protection Agency (“EPA”).  As the nanostructures are confined to a paper like product and not loose particles, it is anticipated that there may be an exemption from the EPA and there will be no requirement to finalize the PMN, as has occurred with one of the competitors currently marketing a similar product.  However, Cheap Tubes intends to complete and submit the PMN and with the submission they will ask for a low release exemption to be granted (LOREX).  Under a LOREX, the manufacturer agrees with the EPA on production levels which allows for the limited marketing of the products while finalizing the PMN over the course of a couple of years, when the products should receive full approval from the EPA.  The testing regimens with the EPA will get established after the LOREX is granted so we cannot predict at this time when we may be in full production.  However, we intend to market the products immediately upon the LOREX being granted.

Intellectual Property

We do not currently have any intellectual property other than our domain name and website, www.americangraphitetechnologies.com. We will not own any intellectual property under our agreement with Cheap Tubes.

Rather, we will have the non-exclusive marketing rights to the Cheap Tubes technology and an overriding royalty on sales from the technology once developed and marketed.

Our licensor filed a utility patent in February 2011 (with a federal 2010 filing date due to provisional application) for the core technology of which the paper is one application.  Our licensor also has another provisional patent pending now which is specific to the Bucky Paper.  The core patent filing number is 12/932,221 and the provisional patent application number is 61/666,513.

The core patent has an office action rejecting the patent and our licensor submitted a further response with additional information on November 15, 2013.  The patent office sent a further office action rejecting the core patent in April 2014.  During the month of July 2014 our licensor submitted a further response with additional clarification and information.  Presently our licensor is of the opinion a telephone conference with its patent attorney and the patent office, as well as a potential site visit to the patent office in Washington D.C. may be required to complete the patent approval process.  Cheap Tubes has abandoned the provisional patent.

We intend to file any patents developed under our collaboration with the Kharkov Institute but as yet we have not completed the research so no patent is currently filed.  We cannot say if we will be successful in developing a patentable technology at this time.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2015.

Research and Development

We incurred a total of $45,601 in research and development expenditures in connection with a project to research the properties of grapheme contained matter as a working material for 3D-printing and other uses in conjunction with the Kharkov Institute, Kharkov, Ukraine as part of a research project dubbed “P-600”.

Government Regulations Related to Bucky Paper

We are not yet aware of any direct government regulations relating to the manufacture of Bucky Paper; however the manufacture will be subject to various federal, and state laws governing manufacturing.  However, we will not manufacture, but will only market the products produced by Cheap Tubes, therefore the government regulations will relate to our marketing efforts.  We expect the manufacturer will be responsible for ensuring that the products are manufactured and supplied for distribution in compliance with all laws.  Our licensor advises that as long as they label the products for research and development use only, they do not run afoul of the US Environmental Protection Agency, which would impact on our ability to sell product.  When the licensor seeks to move out of research and development they will need to file a pre manufacturing notice.  This gives them two years to market and when they hit a certain volume threshold as negotiated with the US Environmental Protection Agency, they then need to negotiate a testing schedule.

Environmental Regulations Related to Bucky Paper

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

There are several concerns with nanoparticles, they are human and environmental. Nanoparticles are bad to inhale or otherwise get inside your body.  They can provoke an immune response and can also pass the blood brain barrier.  Because they are electrically conductive they could electrically short nerves.   There is evidence that carbon nano-technologies can mimic asbestos exposure and mesothelioma could result.  They can also build up in arteries and contribute to atherosclerosis.

The likely hood of this type of exposure is dramatically decreased when they are incorporated into a product such as Bucky Paper.   The environmental concern is to keep them out of the air and ground water.  This can be further mitigated by using a polymer in the formulae which our licensor may determine to do.

Status of our Development Plan Under the Cheap Tubes Agreement

On December 3, 2012, we entered into and executed a non-exclusive technology license agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including graphene paper, also known as Bucky Paper.  We agreed to fund commercial development activities based on the payment schedules defined below and we received a license for the rights on a nonexclusive basis for marketing products and/or services.   Pursuant to the terms of the agreement, we agreed to provide the following payments to Cheap Tubes:

A minimum of $250,000 over 18 months, payable as follows:

•	$10,000 on the execution of the agreement; (paid)
•	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014, all of which amounts have been paid as required.

Under the terms of the agreement, Cheap Tubes was to incorporate a new corporation (“Newco”) and assign all rights and obligations of the agreement with us as well as the patent agreement.  The newly formed corporation would then become the party to this agreement.  Until such time as Newco was formed all funds paid were to remain in an attorney escrow.  Further, in order to have funds released from escrow the parties were to formulate and agree to a milestone schedule to be met by Cheap Tubes or Newco as the case may be.   Each quarter the milestones from the prior quarter must be met as a pre-condition to the upcoming quarterly funding.   Under the agreement our company was granted a non-exclusive license to market and distribute Bucky Paper using the patents, trade secrets and knowhow (the “Proprietary Rights”) throughout the world.   Newco or Cheap Tubes will manufacture the Bucky Paper products and we shall have no rights to sublicense the proprietary rights to a third party.  As the agreement is non-exclusive, Cheap Tubes will also have the right to market and distribute Bucky Paper products, subject to our ongoing fees, as described below.

On December 21, 2012, we received the required schedule under the agreement.  On December 24, 2012, we received notification of the incorporation of CTI Nanotechnologies LLC (“CTI”) and the assignment of the patents to CTI.  As per the terms of the agreement, all conditions were satisfied and therefore the funds were released from escrow.

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

Under the agreement, any new opportunities presented to us or Mike Foley (the shareholder of Cheap Tubes), Cheap Tubes or CTI are to be negotiated and if an agreement is reached then it shall be formalized in a mutually acceptable definitive agreement; with no obligation upon either party to enter into an agreement should they not be able to negotiate mutually acceptable terms.  However, it is the intent of the parties to work toward furthering the business of Cheap Tubes, CTI, our business and any new business that may present itself.

During the fiscal year ended June 30 2014, our company paid cash in the amount of $335,000 (July 31, 2013 - $170,000) pursuant to the agreement, and recorded the amount as prepaid advances on future revenue under the licensing agreement.

Our licensing agreement had a number of scheduled milestones that were required to be met by our licensor in order for our company to continue to fund under the agreement.

All of the milestones were met as required for the quarter ended December 31, 2012 as per the indicated milestones and included, the finalization of agreements, the incorporation of CTI, the purchase of certain equipment for scale up of product production, the purchase of raw materials for testing.

For the first quarter ended March, 2013, CTI did not meet all of their milestones specifically the milestone related to the securing of new space and a move into the facility.  While new space was identified, there was a problem with oil residue in the facility which was proposed to be leased and the landlord declined to clean up so that our company could operate within the clean requirements for the development of the products.   Our company continued funding although this milestone was missed.

For the quarter ended June, 2013, CTI did not meet the milestones.  The building was leased and renovations were commenced with an expectation that CTI could move in by the end of October, 2013.  However, the siting of equipment did not allow for operations to commence.  Once the equipment was situated, an electrician was required to be engaged to determine the power requirements for the equipment and to sign off on a proposal which would allow CTI to make application to the power company for power to be installed to the facility.  The power company advised CTI that this action could take up to two months.  Therefore, CTI was not able to meet its ongoing milestones in a timely fashion.

At the year ended June 30, 2013, the agreement was in default due to the inability of CTI to meet the milestones.  Our company agreed to continue to fund on the basis that our company and CTI may revise the agreement.

Subsequent to the year ended June 30, 2013 CTI has continued to work to advance the project.

Up to the period ended November, 2013, CTI continued to work towards completion of the new building facility including installation of power (estimated for January 2014) and heat (estimated for end December 2013), as well as various other improvements including the completion of ceilings in newly constructed rooms, framing and insulating certain exterior doors, installing blowers and heap filters, building exhaust, painting and other minor repairs.  Further goals for the period included installation of equipment, design and construction of a steel structure to hoist the dryer for process design and maintenance, installation of a steam boiler and expansion of the production line to allow for a winder.  Upon completion of these projects it was anticipated that testing could commence as well as ongoing research and development developments.

During the period ended February 2014, additional issues with the utility further delayed the completion of the power installation, pushing the project outside the originally anticipated timelines a further two months at a minimum.  Further issues with the required sprinkler system, which resulted in November, and December 2013 delays continued to be an issue in the current period with installation expected to commence finally in the month of February 2014.  The building will still require various other work and repair before it will be operational including duct work to vent the equipment and a solution for heating the large building.

Other research was ongoing during the period with a view to finding solutions for reduced operating costs and the identification of the remaining equipment to outfit the facility.

At April 30, 2014, the new power service had finally been installed with a temporary six month permit.  The majority of the cosmetic work on the facility had been completed as well as the majority of the work required for a functional sprinkler system.  Heating of the facility remains an issue to be resolved once the facility is fully operational so that all factors can be considered (ie: heat thrown off by the operating equipment) when selecting an appropriate system. With these substantive construction projects completed, and the majority of work still required being mostly cosmetic in nature, the building move in was completed so that the plans to bring the production line into operation can move ahead.  Additional testing and progress in the aqueous formulation was also reviewed and undertaken during this period with promising results.

By July 31, 2014, various other requirements for the facility were identified further pushing out the timeline to bring the site into production.  Additional capital equipment requirements including a small high shear mixer, a calender to compress the film and to provide a finish on the exposed side, a dryer and custom made tooling for the coating head, a corona discharge and certain other parts and machinery.  Our company has been advised by CTI that it and CTI will also need to reach an agreement on the use of the reactor purchased by Cheap Tubes, an investment in the reactor in order to reduce costs of the paper project, by contributing to the making of the Graphene oxide.

CTI has provided us with a notice claiming that additional payments are due under the terms of our agreement with them.  We have responded advising that all payments required pursuant to the terms of the agreement have been paid in full, as noted above.  We hope to resolve this misunderstanding with CTI in the immediate future such that the project can continue forward.

Information Related to our Mining Claims:

Measurement and Currency

Conversion of metric units into imperial equivalents is as follows:

Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs.)
grams/tonne	0.029	= ounces (troy)/ton

We have staked a total of 100 mineral claims covering approximately 5,400 hectares (13,343 acres in the Province of Quebec, Canada in January, 2013, known as the Lac Nicolas Property (the “Property”).   The property is an exploration project with no proven or probable reserves.  We had intended to commence exploration on these mineral claims during the spring of calendar year 2014, however, we were unable to organize the required site team to complete this exploration activity.  We are presently investigating whether we can secure a short exploration program for the fall of 2014 before winter arrives.   We intend to explore for graphite. The property is part of the Government of Quebec’s proposed “Plan Nord” which is one of the biggest economic, social and environmental development initiatives with the intention to spend $80 billion during the next 25 years in this region and will create or consolidate 20,000 jobs per year. The government is considering giving tax credits for investment in the mining projects.

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

Employees

As of June 30, 2014 we did not have any employees.  Currently the majority of our company’s business is managed by our director, secretary and acting president, chief financial officer and treasurer, Mr. Con Evan Anast, who devotes approximately 20 hours per week to our operations.

REPORTS TO SECURITY HOLDERS

We intend to furnish our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS

The success of our business depends upon the continuing contributions of our acting president, and other key personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of our officers and directors, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have access to the services of any key personnel other than Mr. Con Evan Anast, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

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

Technology is rapidly evolving. Our ability to compete depends on our ability to develop or license new technologies and products as well as our ability market our current licensed products and our services. We may not be able to keep pace with technological advances and products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.  Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

The market for penny stock has suffered in recent years from patterns of fraud and abuse.

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

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against our company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.                 PROPERTIES

Our Offices:

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.  The fees for these offices are approximately $50 per month.  Our director, Rick Walchuk, provides office space where he works in his country of residence, Greece, free of charge to our company.  Our principal office is located at 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227.

Our Mineral Properies:

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

Archean age	was a period of time 2,500-3,800 million years ago. The oldest rocks formed on earth were produced during the archean age.
Biotite	is a sheet silicate. Iron, magnesium, aluminium, silicon, oxygen, and hydrogen form sheets that are weakly bound together by potassium ions.
Breccia	a sedimentary rock consisting of sharp fragments embedded in clay or sand.
Gabbronorite	is a coarse-grained, average between 2-16mm normal crystalline intrusive rock
Gneiss	is a common and widely distributed type of rock formed by high-grade regional metamorphic processes from pre-existing formations that were originally either igneous or sedimentary rocks.
Grenville Province
Makes up the youngest portion of the Canadian Shield.  Its name is derived from the village of Grenville in Quebec and is considered as a typical study area for base metals and related tectonics. It forms the southeastern margin of the Superior Province, and is divided into three distinct belts based on structure, lithology, and metamorphism. The Grenville Province is known for its graphite, iron and ilmenite mines, its industrial mineral potential, and less so for it’s

Horneblende
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

Our Properties

We have staked a total of 100 mineral claims covering approximately 5,400 hectares (13,343 acres in the Province of Quebec, Canada in January, 2013, known as the Lac Nicolas Property (the “Property”).  We had intended into commence exploration on these mineral claims during the spring of the calendar year 2014, however, we were unable to organize a ground crew in order to make our anticipated timeline.  We are currently investigating whether we can obtain a ground crew to undertake a short program before the winter of 2014.  We intend to explore for graphite. The property is part of the Government of Quebec’s proposed “Plan Nord” which is one of the biggest economic, social and environmental development initiatives with the intention to spend $80 billion during the next 25 years in this region and will create or consolidate 20,000 jobs per year. The government is considering giving tax credits for investment in the mining projects.

Lac Nicolas Graphite Property
Quebec
USA
Réservoir Manicouagan
Lac Mistassini
Réservoir Pipmuacan
Lac Saint-Jean
Réservoir Gouin
Réservoir de Caniapiscau
Réservoir Laforge
Smallwood Reservoir
Schefferville
Churchill Falls
Labrador City
Wabush
Fermont
Sept-Iles
Havre-Saint-Pierre
Port-Cartier
Baie-Comeau
Sainte-Anne-des-Monts
Forestville
Rimouski
Matane
Gaspé
Percé
New Richmond
Dalhousie
Campbellton
Caraquet
Cabano
Rivière-du-Loup
La Malbaie
La Pocatière
Grand Falls
Miramichi
Tracadie-Sheila
Chibougamau
Chapais
Mistissini
Dolbeau-Mistassini
Saguenay
Parent
La Tuque
75°0'W
72°30'W
70°0'W
67°30'W
65°0'W
62°30'W
55°0'N
52°30'N
50°0'N
47°30'N
Lac Nicolas Property
Quebec
USA
LEGEND
Major City
Main Road
Road [Limited Access]
Trail
Stream/River
Wetland
Lake
PROPERTY LOCATION MAP
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
CANADA

We do not yet have an exploration plan or program proposed for this Property.

Location and Access

The Property is located approximately 300 kilometers north of the town of Baie-Cameau in Quebec, on NTS map 22N03 with coordinates -69° 19’ 30”W; 51° 07’ 45 N (UTM: 477259 E; 5664239 N, NAD 1983, Zone 19) in the center of the Property. It can be accessed by highway 389 and a network of gravel roads which are part of Hydro Quebec’s Manicougan dam reservoir.

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

Pre- Granville deformation has been overprinted by the Granville orogeny in which four periods of deformation are mapped in the area. These are alternate phases of folding and foliation affecting shallow bedrocks approximately to a depth 250 meters. Generally the graphite mineralization is associated with tight, steep isoclinal folds where high grade zones are located in brecciated zones.

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
LAC NICOLAS GRAPHITE PROJECT
QUEBEC
CANADA
Base Map: Geology Map of Lac Teteplace, 2011

Exploration Programs

Our company has not yet undertaken any exploration programs on its properties since acquired.  As of the date of this filing our company has requested a planned exploration program to be undertaken as weather permits before the close of 2014.  The plan has not yet been received.  Our company is required to expend a total of $120,000 on the mining claims to remain in good standing before mid-January, 2015.

ITEM 3.                 LEGAL PROCEEDINGS

 We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “AGIN”, and has been quoted since July 18, 2012.   We provide below the information from the quarter ended September 30, 2012 to June 30, 2014.

Quarter	High ($)	Low ($)
4th Quarter ended 06/30/2014	0.13	0.044
3rd Quarter ended 03/31/2014	0.165	0.061
2nd Quarter ended 12/31/2013	0.20	0.144
1st Quarter ended 09/30/2013	0.47	0.14
4th Quarter ended 06/30/2013	0.87	0.4930
3rd Quarter ended 03/31/2013	2.00	0.40
2nd Quarter ended 12/31/2012	0.85	0.80
1st Quarter ended 09/30/2012	0.85	0.80

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of October 8, 2014, there were 96,083,348 shares of common stock issued and outstanding and 15 record holders of our company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 1859 Whitney Mesa Dr., Henderson, NV, and its telephone number is (702) 818-5898.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which were sold or issued by our company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.                 SELECTED FINANCIAL DATA

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We intend to be engaged in the exploration of mineral properties and the development of related technologies for graphite and graphene.  To date, we have not generated any revenues.

Cash on hand at June 30, 2014 was $307,693 as compared to $116,588 as of June 30, 2013. We had a total of $336,494 in prepaid expenses on June 30, 2014 as compared to $170,000 in prepaid expenses as at June 30, 2013.  Prepaid expenses relate to amounts totaling $335,000 (2013- $170,000) paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494 (2013 – Nil).

Our total current liabilities at June 30, 2014 were $32,795 as compared to $8,806 as at June 30, 2013. The total long term liabilities at June 30, 2014 were $554,828 as compared to $Nil at June 30, 2013. This significant change is solely related to a derivative warrant liability which occurred as a result of operating funds received from two unit private placements undertaken during the fiscal year ended June 30, 2014, whereby our company raised $900,000 to fund operations.   The private placements required the issuance of warrants, which are accounted for as a derivative liability.    We currently have mineral claims which potentially could have graphite deposits and two projects related to graphene or products related to graphene.

During our fiscal year ended June 30, 2014 and the fiscal year ended June 30, 2013, our company was successful in raising the required funding for operations by way of private placements.   During the period ended March 31, 2014 we completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500), which we believe will be sufficient to meet our ongoing expenditures through to the fiscal year ended June 30, 2015.  Our company believes it now has sufficient funds on hand for all its current commitments including $120,000 that is required for exploration of its mineral claims, should we determine to commence exploration.  Additionally we believe we have sufficient funds on hand should there be additional cash requirements for the Cheap Tubes project and the development of the 3-D project during the current fiscal year.   At this time, the additional cash requirements for the Cheap Tubes project and the 3-D projects cannot be estimated.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $200,000.    We may need to raise additional capital for operations and Cheap Tubes if warranted.   We have new warrants outstanding pursuant to our recent financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.   While we cannot say what actual funds may be required over the next twelve month period to further our business plan, we anticipate that we will require a minimum of $500,000 to fund operations for the next twelve months, which should allow for an exploration program on our mineral claims in the amount of $120,000, $50,000 for the 3D project and $80,000 to be paid to Cheap Tubes in regard to the technology development agreement with the balance for working capital and for our company to seek acquisitions of technologies related to our planned business.

We will raise any funds from warrant exercises and currently have no other financing agreements under which it can raise funding.   There can be no assurance that such funding, if required, will be available and if available it will be on favorable terms.  You may face substantial dilution in your share holdings on any ongoing financings which our company may negotiate.  Should we not be able to raise additional funding if and when required, we may have to delay or terminate our ongoing technology development.   At this time, we cannot state with certainty that it will be able to raise sufficient funding to continue with all of our intended projects.

Results of Operations

We do not have any revenues and have not had any revenue since inception on June 1, 2010.

We have a net loss of $722,123 for the fiscal year ended June 30, 2014 as compared to a net loss of $575,384 for the fiscal year ended June 30, 2013 and operating losses of $553,202 for the fiscal year ended June 30, 2014 as compared to operating losses of $574,617 for the fiscal year ended June 30, 2013.   Net loss for the fiscal year ended June 30, 2014 was increased by the valuation of the change in the fair value of the warrant liability with no comparable offset during the fiscal year ended June 30, 2013.   There was no significant change in the operation losses. Research and development expenses for the fiscal year ended June 30, 2014 were $45,601 (2013 - $Nil).  During fiscal 2013 our company incurred $24,468 in exploration expenses with no similar expenditure during the year ended June 30, 2014.  Office and general administrative expenses increased  to $121,556 from $91,020 (2013) due to increased fees related to reporting requirements as our company created derivative warrant liability reporting with its financing agreements, additionally, management fees increased to $122,900 (2014) from $55,000 (2013) due to a contractual increase in fees.  Consulting fees and professional fees remained consistent.   The 2014, losses reflected a decrease in stock based compensation to $87,313 for the fiscal year ended June 30, 2014 as compared to $231,450 during the fiscal year ended June 30, 2013.

Basic and diluted losses per share for the respective fiscal years ended June 30, 2014 and June 30, 2013 was ($0.01).

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. Our company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

AMERICAN GRAPHITE TECHNOLOGIES INC.

FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
AUDITED

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Graphite Technologies, Inc.:

We have audited the accompanying balance sheet of American Graphite Technologies, Inc. (“the Company”) as of June 30, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of American Graphite Technologies, Inc., as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO

October 13, 2014

AMERICAN GRAPHITE TECHNOLOGIES INC. BALANCE SHEETS

	June 30, 2014	June 30, 2013
Assets
CURRENT ASSETS
Cash	$307,693	$116,588
Prepaid expenses	336,494	170,000
TOTAL CURRENT ASSETS	644,187	286,588
TOTAL ASSETS	$644,187	$286,588

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$32,795	$8,806
TOTAL CURRENT LIABILITIES	32,795	8,806

Derivative warrant liabilities (Notes 2, 6)	554,828	-

TOTAL LIABILITIES	587,623	8,806

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 96,083,348 and 78,359,486 shares of common stock, respectively as at June 30, 2014 and June 30, 2013, respectively	96,083	78,359
Stock Payable	-	85,000
Additional paid in capital	1,357,448	789,267
Accumulated deficit	(1,396,967)	(674,844)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	56,564	277,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$644,187	$286,588

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
AUDITED

	Fiscal Year Ended
	June 30,	June 30,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
Exploration expenses	-	24,468
Research and development	45,601	-
Office and general	121,556	91,020
Stock based compensation	87,313	231,450
Management fees	122,900	55,000
Consulting fees	131,935	134,576
Professional fees	43,897	38,103
OPERATING LOSS	(553,202)	(574,617)

OTHER EXPENSE
Interest Expense	-	(767)
Change in the fair value of warranty liability	(168,921)	-

NET LOSS	$(722,123)	$(575,384)

NET LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	85,945,025	78,113,865

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AUDITED

	Common stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Equity(Deficit)
Balance, June 30, 2012	77,437,500	77,438	-	8,738	(99,460)	(13,284)
Stock options	-	-	-	187,200	-	187,200
Common stock issued for cash	846,986	846		549,154	-	550,000
Private placement	-	-	85,000	-	-	85,000
Common stock issued for financing agreement	75,000	75	-	44,175	-	44,250
Net loss	-	-	-	-	(575,384)	(575,384)
Balance, June 30, 2013	78,359,486	78,359	85,000	789,267	(674,844)	277,782
Private placement	7,938,888	7,939	(85,000)	876,561		799,500
Common stock issued to agent placement	232,500	233	-	(233)		-
Common stock issued for investor relationship services	562,500	562		86,750		87,312
Warrant				(118,161)		(118,161)
Derivate liabilities				(1,688,055)		(1,688,055)
Cashless warrants	8,989,974	8,990		1,411,319		1,420,309
Net loss					(722,123)	(722,123)
Balance, June 30, 2014	96,083,348	$96,083	$-	$1,357,448	$(1,396,967)	$56,564

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS AUDITED

	Fiscal year ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(722,123)	$(575,384)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	87,313	187,200
Shares issued per financing agreement		44,250
Change in the fair value of warrant liability	168,921
Changes in operating assets and liabilities:
Interest	-	(110)
Increase in accounts payable and accrued liabilities	249	5,872
Decrease in accounts payable – related party	23,740	(2,695)
Increase in prepaid expenses	(166,494)	(167,587)
NET CASH USED IN OPERATING ACTIVITIES	(608,394)	(508,454)

FINANCING ACTIVITIES
Proceeds from sale of common stock	799,500	635,000
Proceeds from note payable	-	-
Repayment of note payable	-	(40,000)
Due to related party	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	799,500	595,000

NET INCREASE (DECREASE) IN CASH	191,106	86,546

CASH BEGINNING OF PERIOD	116,588	30,042

CASH, END OF PERIOD	$307,693	$116,588

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$877
Cash paid for income taxes	$-	$-

Non-cash transactions
Stock based compensation	$-	$187,200
Shares issued per financing agreement	-	44,250
Forgiveness of shareholder loan	-	-
	$-	$231,450

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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

On May 23, 2012, Rick Walchuk, a director of American Graphite Technologies Inc, acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

As part of the sale of his shares Mr. Narita agreed to extinguish all debts owed to him by the Company.

Also on May 23, 2012, Fabio Alexandre Narita resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. In connection with the resignation of Mr. Narita, Rick Walchuk was appointed President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and a director. On December 13, 2013, the Board of Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company and elected him Secretary of the Company, having received the resignation of Mr. Walchuk as Company Secretary.

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
Notes to the Financial Statements

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at June 30, 2014, the Company has an accumulated deficit of $1,396,967. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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
Notes to the Financial Statements

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

The Company had the following potential common stock equivalents at June 30, 2014:

Warrants	4,012,500

Since the Company reflected a net loss in in fiscal year ended June 30, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
Notes to the Financial Statements

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
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Warrants issued with debt contain derivatives and require accounting under FAS 133 until exercised or expired. The derivative liability is marked to market each subsequent reporting period.

The following table summarizes the components of the derivate liabilities:

Warrant liability:	June 30, 2014	March 14, 2014	September 9, 2013

4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	554,828	562,761	-
	$554,828	$2,045,087	$1,243,455

*On March 14, 2014, the 3 subscribers, who were subscribers in an offering undertaken by the Company on September 9, 2013, along with 2 subscribers that did not elect to participate in this offering, executed a waiver and consent in regard to their rights under the September 9, 2013 offering (the “Original SPA”), whereby they waived the rights to receive any additional shares of common stock under the Original SPA agreements and the Company and the 5 investors agreed to a re-pricing of the warrants issued under the Original SPA from an exercise price of $0.30 per share to $0.0724 per share and that such reduction of the Exercise Price was deemed a reduction in connection with a Dilutive Issuance (as defined in the Warrants) and the number of Warrant Shares that may be purchased upon exercise of the Warrants increased.  On March 14, 2014 through March 21, 2014, the Company received notices and executed cashless exercise from the subscribers under the Original SPA.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2014:

Warrant Derivatives

4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Fiscal Year ended
	June 30,
	2014		2013
4,000,000 common stock purchase agreement dated September 9, 2013	$176,853		$-
3,750,000 common stock purchase agreement dated March 14, 2014	(7,932)		-
	$168,921	$

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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

Recent Accounting Pronouncements
On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – TECHNOLOGY AGREEMENTS

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

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

As at June 30, 2014, the Company has paid cash in the amount of $335,000 pursuant to the agreement, and recorded the amount as prepaid expense - advances on future revenue under the licensing agreement.  All payments due under the licensing agreement are current per the terms of the agreement.

Technology Development Agreement

On April 24, 2013 the Company signed a letter of intent (LOI) with the National Academy of Science of Ukraine; National Science Centre; Kharkov Institute of Physics and Technology (“KIPT”), Kharkov, Ukraine in regard to a research project dubbed “P-600”.

P-600 will research the properties of nanocarbon contained matter (graphene) as working material for 3D printing. The project will be a partnership between the Company, Science and Production Establishment “Renewable Energy Sources and Sustainable Technologies” (“RESST”) National Science Center “KIPT” National Academy of Science of Ukraine and Institute of Solid State Physics and Material Science National Science Center “KIPT”  National Academy of Science of Ukraine.

On October 17, 2013, the Company finalized an intellectual property agreement for its 3D Project P-600 with the project manager and National Science Centre KIPT of the National Academy of Sciences of Ukraine and remitted the funds to allow commencement of the Project.

Under the agreement, the Company agreed to Project costs of $42,697. Changes to the proposed budget could be made based on agreement of both sides. During the fiscal year ended June 30, 2014, the Company has paid a total of $44,832 as Project costs which have been recorded as research and development expenditures.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 4 – MINERAL PROPERTIES

During January, 2013, we engaged the services of Geomap Exploration Inc. to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5,400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.  The Company had intended to undertake exploration programs on the mineral claims by the spring of 2014; however, it may undertake the exploration programs during the fall of 2014, dependent on finalizing additional funding and weather conditions.

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the fiscal year ended June 30, 2013.

During the fiscal year ended June 30, 2014, the Company has not expended any funds on the claims. The Company is required to expend a total of $120,000 on the mining claims to remain in good standing before mid-January 2015.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
News releases	$1,494	$-
Advances related to technology agreement – Note 3	335,000	170,000
	$336,494	$170,000

NOTE 6 – FINANCING AGREEMENTS

(1)	Financing Agreement

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 6 – FINANCING AGREEMENTS (continued)

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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

On March 14, 2014 through March 21, 2014, the Company received notices and executed cashless exercise from the subscribers under the SPA#1.

Allocation of proceeds arising from the SPA #1 on the inception date is as follows:

Classification	Allocation
Common Stock (par value)	4,000
Paid-in Capital (Common Stock)	(647,455)
Derivative Liabilities (Warrants)	1,243,455
Proceeds	$600,000

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2014:
	September 9, 2013	March 14 2014	June 30, 2014
4,000,000 common stock purchase agreement dated September 9, 2013	4,280,000	17,734,807	-

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date is illustrated in the following tables:

	Warrant Derivative
	SPA Date (September 9, 2013)	Reprising Date (March 14, 2014)	Exercise Date (March 14, 2014 ~ March 21, 2014)
Warrants to purchase common stock:
Strike price	$0.30	$0.074	$0.074
Volatility	110%	120.34%	119.96% ~ 120.34%
Term (years)	5	4.49	4.47 ~ 4.49
Risk-free rate	1.71%	1.55%	1.55% ~ 1.75%
Dividends	-	-	-

On June 30, 2014 as a result of the revaluation and exercises of the warrant derivatives the Company recorded a loss of $176,853 in respect of the change in the fair value of the warrant liability.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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

Allocation of proceeds arising from the SPA #2 on the inception date is as follows:

Classification	Allocation
Common Stock (par value)	3,750
Paid-in Capital (Common Stock)	(266,511)
Derivative Liabilities (Warrants)	562,761
Proceeds	$300,000

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2014:

	March 14, 2014	June 30, 2014
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 6 – FINANCING AGREEMENTS (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2014 and March 14, 2014 are illustrated in the following tables:
	Warrant Derivative
	SPA Date (March 14, 2014)	Revaluation Date (June 30, 2014)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	120.34%	121.01%
Term (years)	5	4.70
Risk-free rate	1.55%	1.62%
Dividends	-	-

On June 30, 2014 as a result of the revaluation of the warrant derivatives the Company recorded a gain of $7,932 in respect of the change in the fair value of the warrant liability.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 7 – COMMITMENTS (continued)

(1)	Investor Relations , Marketing Contracts and Consulting Agreements (continued)

(iii)	Verge Consulting, LLC

On March 14, 2014, the Company entered into a consulting agreement with Verge Consulting, LLC. (“Verge”) whereby Verge will provide the Company with services to include a  public relations campaign for interviews and multi-media material, research reports, press releases, social media campaign, newsletter writers, and other information as determined by the Company and Verge.   The agreement is for a term of three months.    The Company issued to Verge a total of 312,500 shares of common stock at $0.145 per, totaling $45,313, the fair market value of the shares on the date of agreement has been expensed as stock based compensation, as payment under the agreement.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 7 – COMMITMENTS (continued)

(2)	Agency Agreements (continued)

(ii)	Palladium Capital Advisors, LLC

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

On September 9, 2013, the Company issued a total of 4,000,000 shares of the common stock of the Company at $0.15 per share and an equal number of warrants exercisable at $0.30 per share for a period of five years for gross proceeds of $600,000.   On March 14, 2014, the exercise price of the warrants was reduced to $0.0724 per share.  (see Note 6(3) above)

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 8 – CAPITAL STOCK (continued)

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

As of June 30, 2014, 96,083,348 shares of common stock were issued and outstanding.

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

The following table summarizes information concerning stock options as of June 30, 2014:

	June 30, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price $	Shares	Weighted Average Exercise Price $
Outstanding at beginning of the year	300,000	0.25	-	-
Granted	-	-	300,000	0.25
Exercised	-	-	-	-
Expired or cancelled	(300,000)	(0.25)	-	-
Outstanding at end of period	-	-	300,000	0.25

The Company recognized stock-based compensation of $187,200 in the fiscal year ended June 30, 2013.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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
Notes to the Financial Statements

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

On March 14, 2014 through March 21, 2014 the Company received notices and executed cashless exercise warrants from the subscribers under the SPA#1.

As at June 30, 2014, the Company had the following warrants outstanding:
Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2013	Issued	Exercised	Waived	Expired	Outstanding at June 30, 2014
$ 0.75	May 9, 2014	0.10	88,888	-	-		88,888	-
$ 0.75	May 20, 2014	0.14	100,000	-	-		100,000	-
$ 0.0724	September 4, 2018	-	-	16,574,586	8,401,960	8,172,626	-	-
$ 0.0724	September 12, 2018	-	-	1,160,221	588,014	572,207	-	-
$0.15	March 14, 2019	4.95	-	4,012,500	-		-	4,012,500
			188,888	21,747,307	8,989,974	8,744,833	188,888	4,012,500

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 11 – SHORT TERM LOAN

On June 20, 2012, the Company received funds from a third party in the amount of $40,000.

During the fiscal year ended June 30, 2013, the Company repaid in full in the amount of $40,876, which included the principal amount of $40,000 and accrued interest of $876, based on 10% per annum as agreed to between the Company and the lender.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, a director of the Company, for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. During the fiscal year ended June 30, 2014 and June 30, 2013, Mr. Walchuk invoiced the company for the services in the amount of $90,000 and $55,000, respectively. As at June 30, 2014, no amounts are owing to Mr. Walchuk.

On December 13, 2013, the Board of Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the fiscal year ended June 30, 2014, Mr. Anast invoiced the company for the services in the amount of $32,900, of which a total of $9,160 was paid in full as of June 30, 2014 and $23,740 is accrued.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through June 30, 2014 of approximately $810,545, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $283,690 at June 30, 2014. For the nine month periods ended June 30, 2014 and 2013, the valuation allowance increased by approximately $140,053 and $156,827, respectively.

The Company has no tax positions at June 30, 2014, or June 30, 2013, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.   The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from July 1, 2010 to June 30, 2013 are subject to examination by the Internal Revenue Service.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 14 – OTHER EVENTS

On April 28, 2014, Rick Walchuk, a director of our company was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him. Mr. Walchuk intends to vigorously defend all claims asserted against him and presently remains in custody in the State of Pennsylvania awaiting the commencement of hearings set for October 20, 2014.

NOTE 15 – SUBSEQUENT EVENTS

On October 8, 2014, Rick Walchuk resigned from all officer positions and remains as a director of the Company.  Concurrently, the Company appointed Con Evan Anast as its President, Chief Executive Officer, Chief Financial Officer and Treasurer.

CTI has provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 10, 2013, we notified De Joya Griffith, LLC of their termination as our company’s independent registered public accounting firm.

The reports of De Joya on our company’s financial statements as of and for the fiscal year ended June 30, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

Through the interim periods (subsequent to our year ended June 30, 2012) to January 10, 2013 (the date of change in accountants), there have been no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

On January 10, 2013, our company engaged Borgers & Cutler CPA’s PLLC as our independent registered public accounting firm.  During the two previous fiscal years and through January 10, 2013, our company had not consulted with Borgers & Cutler regarding (1) the application of accounting principles to a specific transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company:  (a) a written report, or (b) oral advice was provided that Borgers & Cutler concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or (3) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

On March 15, 2013, Borgers & Cutler provided notice that they were ceasing their services as our company’s independent registered public accounting firm due to dissolution of Borgers & Cutler.

The reports of Borgers & Cutler on our company’s financial statements as of and for the fiscal year ended June 30, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

Through the interim periods (subsequent to our year ended June 30, 2012) to March 15, 2013 (the date of change in accountants), there have been no disagreements with Borgers & Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

On March 15, 2013, our company engaged BF Borgers CPA PC as our independent registered public accounting firm.  During the two previous fiscal years and through March 15, 2013, our company had not consulted with BF Borgers regarding (1) the application of accounting principles to a specific transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company:  (a) a written report, or (b) oral advice was provided that BF Borgers concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or (3) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of our company’s acting president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, our acting president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of June 30, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of our board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

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

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to our company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our board of directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our internal controls over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to our company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

ITEM 9B.                      OTHER INFORMATION

 On October 8, 2014, Rick Walchuk resigned from as our president, chief executive officer, chief financial officer and treasurer and remains as a director of our company.  Concurrently, we appointed Con Evan Anast as our president, chief executive officer, chief financial officer and treasurer. Mr. Anast also acts as secretary and director of our company.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

 Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Age	Position	Date of Appointment
Rick Walchuk	57	Director	May 23, 2012
Con Evan Anast	50	Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	December 13, 2013

Rick Walchuk, Director

Mr. Rick Walchuk was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 23, 2012.  Mr. Walchuk resigned as secretary of our company on December 13, 2013 and as president, chief executive officer, chief financial officer and treasurer on October 8, 2014. Mr. Rick Walchuk, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the chief executive officer of a start-up biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as a director and officer of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our director due to his extensive background in venture capital, investor relations and corporate governance.

There have been no transactions between our company and Mr. Walchuk since our company’s last fiscal year other than those which are reported herein.

Until August 27, 2013, Mr. Walchuk acted as a director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer and director of New America Energy Corp.  New America Energy Corp. has a class of securities registered under Section 12 of the Exchange Act.

Until April 16, 2014, Mr. Walchuk acted as a director and officer Viosolar Inc.  Viosolar published the notice, required by Exchange Act Rule 12h-6(h), disclosing its intention to terminate its duty to file reports under section 13(a) and section 15(d) of the Exchange Act, by means of a Form 6-K filed on April 17, 2014.

Con Evan Anast, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mr. Con Evan Anast was appointed as secretary and director of our company on December 13, 2013 and as president, chief executive officer, chief financial officer and treasurer on October 8, 2014.  Mr. Anast holds an MBA in Managerial Finance with special emphasis on asset allocation and risk management which he received from Alexandria University in California in 1988.    He received a Bachelor of Science in Economics from Alexandria University in 1984.  He is a certified mutual fund advisor from HSBC, Scottish Amicable (Prudential) Agrotiki Asfalistiki and is also certified by K.E.K. (Athens) as a licensed financial advisor.

From April 1999 to present he has worked both full time and part time as a financial advisor with T.S. Global Enterprises Ltd. From February 2004 to 2008, he also worked with Dunhill Scott Inc. selling F.X. Services and was director of sales and global marketing covering asset allocation, venture capital and project financing.    He has also held jobs with Duncan and Pratt, which was a subsidiary off of Merrill Lynch in New York on the trading desk, trading stocks, foreign exchange and precious metals.   He then work for Prudential, Commercial Union, Scottish Amicable from February 1992 to 2003, in wealth management and asset allocation specializing in life policies and mutual funds.  From 1997 to 2006, he was a minority stockholder of NRG Equity S.A., a small brokerage firm trading stocks on the Athens Stock Exchange.  From August 2000 to 2004, he was a financial advisor selling mutual funds for HSBC, Commercial Union, Alpha Trust and Hambros Hellenic.  Our company believes that Mr. Anast is a welcome addition to our board of directors to help our company with going forward for planning on our current projects both financially and corporately.

Mr. Anast is not an officer and director of any other reporting issuers.

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

Board of Directors and Director Nominees

Since our board of directors has no independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. Our board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which a slate of director nominees is adopted, our board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on our board, as well as a list of references.

Our board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, our board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If our board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to our board.

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

Legal Proceedings

On April 28, 2014, Rick Walchuk, a director of our company, was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him. Mr. Walchuk intends to vigorously defend all claims asserted against him and presently remains in custody in the State of Pennsylvania awaiting the commencement of hearings set for October 20, 2014.

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

Audit Committee and Charter

 We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2014, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Rick Walchuk(1)	2	5	Nil
Con Evan Anast(2)	1	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Changes of Beneficial Ownership of Securities.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk(1) Director	2014 2013	90,000 55,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	90,000 55,000
Con Evan Anast(2) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	32,900 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	32,900 -0-

(1)
Mr. Walchuk acted as our president, chief executive officer, chief financial officer, treasurer, secretary and director since May 23, 2012.  Mr. Walchuk resigned as secretary of our company on December 13, 2013 and as our president, chief executive officer, chief financial officer and treasurer on October 8, 2014.

(2)
Mr. Anast has been our secretary and director since December 13, 2013 and was appointed as our president, chief executive officer, chief financial officer and treasurer on October 8, 2014.  Of the amount reported a total of $9,160 has been paid and a total of $23,740 has been accrued.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the year ended June 30, 2014.

Option Grants and Exercises

During our fiscal year ended June 30, 2014 there were no options exercised by our named officers.

Employment Agreements

Our company has a three year consulting agreement with our director, Rick Walchuk, ending on May 1, 2015, whereby Mr. Walchuk receives a fee of $2,500 per month for the first six months, $5,000 a month for the next six months and $7,500 per month for the balance of the agreement for services to be rendered by the consultant.

On December 15, 2013, we entered into a consulting agreement with Mr. Anast for the provision of services to our company as secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to our company’s business operations.  The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014, it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts.

Compensation of Directors

During the most recent fiscal year, none of our directors were provided any compensation for their role as directors.

Our company has made no arrangements for the cash remuneration of its directors, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our company’s behalf. No further remuneration has been paid to our company’s directors for services to date.

Compensation Committee

We do not currently have a compensation committee. Our company’s executive compensation is currently approved by our board of directors in the case of our principal executive officer. For all other executive compensation contracts, our principal executive officer negotiates and approves the contracts and compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 8, 2014, with respect to the beneficial ownership of our company’s common stock by each person known by our company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk(2) Kolokontroni 2A Paleo Faliro Athens, Greece 17563	24,134,166 shares held directly	25.11%
Common Stock	Con Evan Anast(3) 25 Orfeos Str. Paleo Faliro Athens, Greece 17564	5,000,000 shares held directly	5.20%
Directors and Officers as a Group		29,134,166	30.32%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 8, 2014. As of October 8, 2014, there were 96,083,348 shares of our company’s common stock issued and outstanding.

(2)	Rick Walchuk is a director of our company.
(3)	Con Evan Anast is our president, chief executive officer, chief financial officer, treasurer, secretary and director.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Securities authorized for issuance under equity compensation plans.

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 1, 2012, we entered into a consulting agreement with Rick Walchuk, a director and former officer of our company, for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, we shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. During the fiscal year ended June 30, 2014 and June 30, 2013, Mr. Walchuk invoiced our company for the services in the amount of $90,000 and $55,000, respectively. As at June 30, 2014, no amounts are owing to Mr. Walchuk.

On December 13, 2013, the board of the directors of our company appointed Con Evan Anast to our board of directors.

On December 15, 2013, we entered into a consulting agreement with Mr. Anast for the provision of services to our company as secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to our company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts.  Concurrently Mr. Anast took on the role of acting president, chief financial officer and treasurer. During the fiscal year ended June 30, 2014, Mr. Anast invoiced our company for the services in the amount of $32,900, of which a total of $9,160 was paid in full as of June 30, 2014 and $23,740 is accrued.

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

Review, Approval or Ratification of Transactions with Related Persons

Our company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None.

Director Independence

As of the date of this Annual Report, we have no independent directors.

Our company has developed the following categorical standards for determining the materiality of relationships that the directors may have with our company. A director shall not be deemed to have a material relationship with our company that impairs the director's independence as a result of any of the following relationships:

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to our company and the amount of all payments from our company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with our company;
3.
the director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from our  company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the director is an officer of an entity that is indebted to our company, or to which our company is indebted, and the total amount of either our company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the director obtained products or services from our company on terms generally available to customers of our company for such products or services. Our board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

Our board shall undertake an annual review of the independence of all non-management directors. To enable our board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide our board with full information regarding the director’s business and other relationships with our company, its affiliates and senior management.

Directors must inform our board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a director and our company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, our board shall re-evaluate the director's independence.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for professional services rendered by our company's principal accountant, for the fiscal years ended June 30, 2014 and 2013:

Services	2014 $	2013 $
Audit fees	10,500	7,000
Audit related fees	-	-
Tax fees	-	800
Total fees	10,500	7,800

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
10.1	Release entered into by Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.3	Subscription Agreement dated August 29, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.4	Form of Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.5	Form of Subscription Agreement for Draw Down	Incorporated by reference to our Form 8-K filed with the SEC on September 11, 2012.
10.6	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.7	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.8	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.9	Consulting agreement dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.10	Financing Agreement dated August 29, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.11	Consulting Agreement between our company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.12	Agreement between our company and Rosevale Capital S.A	Incorporated by reference to our Form 8-K/A filed with the SEC on April 24, 2013.
10.13	Agency Agreement between our company and Carter Terry	Incorporated by reference to our Form 8-K filed with the SEC on June 19, 2013.
10.14	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.15	Agency Agreement between our company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.16	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.17	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.18	Subscription Agreement between our company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.19	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.20	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.21	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.22	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.23	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.24	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.25	Consulting Agreement with Verge Consulting, LLC	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
31.1
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed Herewith
32.1
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed Herewith
101*	Interactive Data File (Form 10-K for the year ended June 30, 2014 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	October 14, 2014	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 14, 2014	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	October 14, 2014	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Director