Form 10-Q
period 2014-09-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2014-11-19
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X ] No [X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of November 12, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 14, 2014.

REPORTED IN UNITED STATES DOLLARS

AMERICAN GRAPHITE TECHNOLOGIES INC. BALANCE SHEETS UNAUDITED

	September 30, 2014 (Unaudited)	June 30, 2014 (audited)
Assets
CURRENT ASSETS
Cash	$250,272	$307,693
Prepaid expenses	336,494	336,494
TOTAL CURRENT ASSETS	586,766	644,187
TOTAL ASSETS	$586,766	$644,187

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$39,729	$32,795
TOTAL CURRENT LIABILITIES	39,729	32,795

Derivative warrant liabilities (Notes 2, 6)	557,890	554,828

TOTAL LIABILITIES	597,619	587,623

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 96,083,348 shares of common stock as at September 30, 2014 and June 30, 2014	96,083	96,083
Additional paid in capital	1,357,448	1,357,448
Accumulated deficit	(1,464,384)	(1,396,967)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(10,853)	56,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$586,766	$644,187

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Month Ended
	September 30,	September 30,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	2,040	44,439
Stock based compensation	-	42,000
Management fees	37,500	22,500
Consulting fees	12,714	67,008
Professional fees	12,101	14,122
OPERATING LOSS	(64,355)	(190,069)

OTHER EXPENSE
Change in the fair value of warranty liability	(3,062)	(2,899)

NET LOSS	$(67,417)	$(192,968)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	79,740,330

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS UNAUDITED

	Three Month ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(67,417)	$(192,968)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	-	42,000
Change in the fair value of warrant liability	3,062	2,899
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	934	31,636
Increase in accounts payable – related party	6,000
Increase in prepaid expenses	-	(2,335)
NET CASH USED IN OPERATING ACTIVITIES	(57,421)	(118,768)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	533,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	533,000

NET INCREASE (DECREASE) IN CASH	(57,412)	414,232

CASH BEGINNING OF PERIOD	307,693	116,588

CASH, END OF PERIOD	$250,272	$530,820

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Stock based compensation	$-	$42,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is a start-up enterprise and has incurred losses since inception totaling $1,464,384. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company is an exploration stage company as defined in FASB ASC 915.   We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at September 30, 2014, the Company has an accumulated deficit of $1,464,384. While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

Warrants
We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity”(ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date, subsequent to the initial issuance.  We use the Monte Carlo Options Lattice model, depending on the applicable terms of the warrant agreement, to value the derivative warrant liabilities.  Changes in the fair value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.”  See, Note 6 – financial agreement – (3) Securities Purchase Agreement, for a detailed description of our accounting for derivative warrant liabilities.

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

The Company had the following potential common stock equivalents at September 30, 2014:

Warrants	4,012,500

Since the Company reflected a net loss in the three and nine month periods ended September 30, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The following table summarizes the components of the derivate liabilities:

Warrant liability:	September 30, 2014	June 30, 2014	March 14, 2014	September 9, 2013
4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	557,890	554,828	562,761	-
	$557,890	$554,828	$2,045,087	$1,243,455

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30 and June 30, 2014:
Warrant Derivatives

4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Three months ended
	September 30,
		2014	2013
4,000,000 common stock purchase agreement dated September 9, 2013	$		$(2,899)
3,750,000 common stock purchase agreement dated March 14, 2014		(3,062)	-
		$(3,062)	$(2,899)

AMERICAN GRAPHITE TECHNOLOGIES INC.
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

Recent Accounting Pronouncements
On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

A minimum of $250,000 over 18 months, payable as follows:

-	$10,000 on the execution of the agreement; (paid)
-	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014. (paid)

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

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

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.

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
(Unaudited)

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

During the fiscal year ended June 30, 2014 and subsequent period to September 30, 2014, the Company has not expended any funds on the claims. The Company is required to expend a total of $120,000 on the mining claims to keep the claims in good standing, before mid-January 2015.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
News releases	$1,494	$1,494
Advances related to technology agreement – Note 3	335,000	335,000
	$336,494	$336,494

NOTE 6 – SECURITIES PURCHASE AGREEMENT

On March 14, 2014, the Company closed a financing with three subscribers, whom had previously completed a financing with the Company.  Under this Securities Purchase Agreement (SPA)  the Company raised a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years.    Under the SPA the purchasers have the option to purchase up to an equal number of shares and warrants as those purchased on the initial closing for a period of nine months from the initial closing date.  Each purchaser shall be entitled to one closing on the exercise of the subsequent closing and option warrants have piggy back registration rights.   Subject to no effective registration statement registering the warrants within 180 days after the initial exercise date of the warrants, then the warrants shall have a cashless exercise provision. The warrants further have exercise limitations of 9.99% as a beneficial ownership limitation which the holder may increase or decrease upon 61 days prior notice to the Company, however, the beneficial ownership limitation shall not exceed 9.99% of the number of shares held by the holder.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 6 – SECURITIES PURCHASE AGREEMENT (continued)

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2014 and June 30, 2014:

	June 30, 2014	September 30, 2014
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

 Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2014 and June 30, 2014 are illustrated in the following tables:

	Warrant Derivative
	Revaluation Date (June 30, 2014)	Revaluation Date (September 30, 2014)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	121.01%	135.78%
Term (years)	4.70	4.45
Risk-free rate	1.62%	1.78%
Dividends	-	-

On September 30, 2014 as a result of the revaluation of the warrant derivatives the Company recorded a loss of $3,062 in respect of the change in the fair value of the warrant liability.

NOTE 7 – COMMITMENTS

On August 1, 2014, the Company entered into a consulting agreement with Jim Matthew whereby Jim Matthew will provide the Company with services to include telephone and email investor inquiry responses; dissemination of the Company’s public information upon request to investors and third party; and maintenance of the Company’s investors database and circulation of all press releases or other announcements to the membership list. The agreement is for a term of twelve months until July 31, 2015.    The Company shall pay $1,500 per month, payable in advance on the 1st of each month.

During the period ended September 30, 2014, the Company paid $3,000 to Jim Matthew pursuant the agreement.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 8 – CAPITAL STOCK

As of September 30 and June 30, 2014, 96,083,348 shares of common stock were issued and outstanding.

NOTE 9 – SHARE PURCHASE WARRANTS

On March 14, 2014, the Company entered into securities purchase agreements to raise a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years.  (see note 6 above).

As at September 30, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Waived	Expired	Outstanding at September 30, 2014
$0.15	March 14, 2019	4.45	4,012,500	-	-	-	-	4,012,500
			4,012,500					4,012,500

NOTE 10 – RELATED PARTY TRANSACTIONS

Rick Walchuk

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, a director of the Company, for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. During the three month ended September 30, 2014 and September 30, 2013, Mr. Walchuk invoiced the company for the services in the amount of $22,500. As at September 30, 2014, no amounts are owing to Mr. Walchuk.

On October 8, 2014, Rick Walchuk resigned from all officer positions and remains as a director of the Company.

Con Evan Anast

On December 13, 2013, the Board of Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On October 8, 2014the Company appointed Con Evan Anast as its President, Chief Executive Officer, Chief Financial Officer and Treasurer.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the three month ended September 30, 2014 and September 30, 2013, Mr. Anast invoiced the company for the services in the amount of $15,00 and $nil, respectively, of which a total of $9,000 was paid in full during the three month ended September 30, 2014 and as of September 30, 2014 $29,740 is accrued ($23,740 – June 30, 2014).

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 11 – PROVISION FOR INCOME TAXES

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through September 30, 2014 of approximately $943,700, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $330,300 at September 30, 2014. For the three month periods ended September 30, 2014 and 2013, the valuation allowance increased by approximately $23,600 and $52,838, respectively.

The Company has no tax positions at September 30, 2014, or June 30, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to September 30, 2014 are subject to examination by the Internal Revenue Service.

NOTE 14 – OTHER EVENTS

On April 28, 2014, Rick Walchuk, a director of our company was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him. Mr. Walchuk intends to vigorously defend all claims asserted against him and presently remains in custody in the State of Pennsylvania awaiting the commencement of hearings set for October 20, 2014.  As at the date of this report hearings planned for October 2014 have been posted and are expected to commence in December 2014.

NOTE 15 – SUBSEQUENT EVENTS

On October 16, 2014 the Company incorporated a wholly owned subsidiary, 9311-2571 Québec Inc. in order to stake additional mineral claims in the Province of Quebec.

On October 24, 2014 the Company entered into a Consulting Services Agreement with Geomap Exploration Inc. (“Geomap”) whereunder Geomap has been retained to acquire further graphite exploration property(ies) for a total cost of CDN$26,000, payable as to CDN$12,000 upon signing of the agreement, which amount has been paid as at the date of this report, and a further $14,000 upon completion of staking of approximately 80 to 100 claims for graphite exploration, and a summary geological report.   The claims once staked will be held by the Company’s wholly owned Quebec subsidiary.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

As used in this quarterly report, the terms "we", "us", "our", and "our company" means American Graphite Technologies Inc. and our wholly owned subsidiary, 9311-2571 Québec Inc., a Quebec, Canada corporation.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2014, along with the accompanying notes.

Cash on hand at September 30, 2014 was $250,272 as compared to $307,693 as of June 30, 2014. We had a total of $336,494 in prepaid expenses on September 30, 2014 and June 30, 2014.  Prepaid expenses relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494.

Our total current liabilities at September 30, 2014 were $39,729 as compared to $32,795 as at June 30, 2014. The total long term liabilities at September 30, 2014 were $557,890 as compared to $554,828 at June 30, 2014.

During our fiscal year ended June 30, 2014, our company was successful in raising the required funding for operations by way of private placements.   During the period ended March 31, 2014 we completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500) which our company believes will be sufficient to meet our ongoing expenditures through to the fiscal year ended June 30, 2015.  We believe we now has sufficient funds on hand for all our current commitments including $120,000 that is required for exploration of our mineral claims, should we determine to commence exploration.  Additionally we believe we have sufficient funds on hand should there be additional cash requirements for the Cheap Tubes project and the development of the 3-D project during the current fiscal year.   At this time, the additional cash requirements for the Cheap Tubes project and the 3-D projects cannot be estimated.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $200,000.    Our company may need to raise additional capital for operations and for operations of Cheap Tubes, if warranted.   We have warrants outstanding pursuant to our recent financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.

There can be no assurance that such funding, if required, will be available and if available it will be on favorable terms.  You may face substantial dilution in your share holdings on any ongoing financings which our company may negotiate.  Should we not be able to raise additional funding if and when required, we may have to delay or terminate our ongoing technology development. At this time, our company cannot state with certainty that we will be able to raise sufficient funding to continue with all of our intended projects.

Results of Operations

We do not have any revenues and have not had any revenue since inception on June 1, 2010.

We have a net loss of $67,417 for the three months ended September 30, 2014 as compared to a net loss of $192,968 for the same period ended September 30, 2013 and operating losses of $64,355 for the three months ended September 30, 2014 as compared to operating losses of $190,069 for the three months ended September 30, 2013.  There was significant reduction in our operational losses, period over period.  Office and general administrative expenses decreased to $2,040 from $44,439 (2013), consulting fees decreased to $12,714 from $67,008 (2013) and stock based compensation decreased to $nil from $42,000 (2013). Management fees increased to $37,500 from $22,500 (2013) due to a contractual increase in fees negotiated in prior periods.

Basic and diluted losses per share for the respective three month periods ended September 30, 2014 and September 30, 2013 was ($0.00).

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

ITEM 4.                CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.             RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
(10)	Material Contracts
10.1	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.3	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.4	Consulting agreement with Robert Mintak dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.5	Consulting agreement with Jason Dussault dated July 30, 2012	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.6	Consulting Agreement between our company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.7	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.8	Agency Agreement between our company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.9	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.10	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.11	Subscription Agreement between our company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.12	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.13	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.14	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.15	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.16	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.17	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.18	Consulting Agreement with Verge Consulting, LLC	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
(21)	Subsidiaries of the Registrant
21.1	9311-2571 Québec Inc., a Quebec, Canada corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed Herewith
(32)	Section 1350 Certifications
32.1
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed Herewith
101	Interactive Data File (Form 10-Q for the three months ended September 30, 2014 furnished in XBRL).
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
* To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	November 19, 2014	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)