Form 10-K/A
period 2014-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-02-23
CIK 1497316

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

Yes	[X]	No	[ ]

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

96,083,348 shares of common stock issued and outstanding as of October 8, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of American Graphite Technologies Inc. for the fiscal year ended June 30, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on October 14, 2014.

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
Filed Herewith
101*	Interactive Data File (Form 10-K for the year ended June 30, 2014 furnished in XBRL).	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	February 23, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)