Form 10-Q/A
period 2014-09-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-02-23
CIK 1497316

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

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of American Graphite Technologies Inc. for the three month period ended September 30, 2014 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on November 19, 2014.

AMERICAN GRAPHITE TECHNOLOGIES INC

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