Form 10-Q
period 2014-12-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-02-23
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of February 20, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 14, 2014.

REPORTED IN UNITED STATES DOLLARS

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-15

AMERICAN GRAPHITE TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	June 30, 2014 (audited)
Assets
CURRENT ASSETS
Cash	$170,376	$307,693
Prepaid expenses	336,494	336,494
TOTAL CURRENT ASSETS	506,870	644,187
TOTAL ASSETS	$506,870	$644,187

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$40,534	$32,795
TOTAL CURRENT LIABILITIES	40,534	32,795

Derivative warrant liabilities (Notes 2, 6)	562,325	554,828

TOTAL LIABILITIES	602,859	587,623

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 96,083,348 shares of common stock as at December 31, 2014 and June 30, 2014	96,083	96,083
Additional paid in capital	1,357,448	1,357,448
Other Comprehensive income (loss)	34	-
Accumulated deficit	(1,549,554)	(1,396,967)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(95,989)	56,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$506,870	$644,187

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	25,648		25,648
Research and development expenses	-	44,832	-	44,832
Office and general	14,774	39,072	16,814	83,511
Stock based compensation	-	-	-	42,000
Management fees	26,250	25,400	63,750	47,900
Consulting fees	7,522	32,318	20,236	99,326
Professional fees	6,541	15,788	18,642	29,910
OPERATING LOSS	(80,735)	(157,410)	(145,090)	(347,479)

OTHER EXPENSE
Change in the fair value of warranty liability	(4,435)	32,898	(7,497)	29,999

NET LOSS	$(85,170)	$(124,512)	$(152,587)	$(317,480)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	82,918,374	96,083,348	82,668,374

COMPREHENSIVE LOSS
Net loss	$(85,170)	$(124,512)	$(152,587)	$(317,480)
Foreign currency translation adjustment	34	-	34	-
TOTAL COMPREHENSIVE LOSS	$(85,136)	$(124,512)	$(152,553)	$(317,480)

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Six Months ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(152,587)	$(317,480)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	-	42,000
Change in the fair value of warrant liability	7,497	(29,999)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(4,261)	4,370
Increase in accounts payable – related party	12,000	1,115
Increase in prepaid expenses	-	(91,762)
NET CASH USED IN OPERATING ACTIVITIES	(137,351)	(391,756)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	533,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	533,000

Effect of foreign exchange on transactions	34	-

NET INCREASE (DECREASE) IN CASH	(137,317)	141,244

CASH BEGINNING OF PERIOD	307,693	116,588

CASH, END OF PERIOD	$170,376	$257,832

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Stock based compensation	$-	$42,000

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) is a start-up enterprise and has incurred losses since inception totaling $1,549,554. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company was originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

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

On June 11, 2012, the Company’s Board of Directors unanimously approved the following items:

1. an amendment to the Company’s Articles of Incorporation to change its name to “American Graphite Technologies Inc.” (the “Name Change”);

2. an amendment to the Articles of Incorporation to increase our authorized capital from 75,000,000 to 200,000,000 shares of common stock, $0.001 par value; and

3. an authorization by the Board of Directors to effect a forward split of the Company’s common stock, par value $0.001 per share at an exchange ratio of one hundred and twenty-five (125) for one (1) and to file such amendments as may be required with the requisite regulatory bodies to effect the Forward Split, so that every one (1) outstanding share of Common Stock before the forward split shall represent one hundred and twenty-five (125) shares of common stock after the forward split.

On June 11, 2012, our majority stockholder executed written consent in lieu of a special meeting approving the Amendments.

Pursuant to these actions to be undertaken by the Company, Mr. Walchuk returned a total of 11,640,000 pre-forward split shares of common stock which were cancelled by the Company and returned to treasury.

Effective July 18, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), the Company changed its name from Green & Quality Home Life, Inc. to American Graphite Technologies Inc. and increased its authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, the Compan’s issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of the Company’s issued and outstanding shares of common stock. The forward split has been retroactively applied to all shares and per share figures in these financial statements.

 AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

On October 16, 2014, the Company incorporated a wholly owned subsidiary, 9311-2571 Québec Inc. in order to stake additional mineral claims in the Province of Quebec.

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at December 31, 2014, the Company has an accumulated deficit of $1,549,554. While the Company presently has cash on hand, the Company may be dependent upon the raising of additional capital through placement of its common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 311-2571 Québec Inc.  All intercompany balances and transactions have been eliminated in consolidation.

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

Warrants
The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity”(ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The Company classifies derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date, subsequent to the initial issuance.  The Company uses the Monte Carlo Options Lattice model, depending on the applicable terms of the warrant agreement, to value the derivative warrant liabilities.  Changes in the fair value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.”  See, Note 6 – financial agreement – (3) Securities Purchase Agreement, for a detailed description of our accounting for derivative warrant liabilities.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
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

The Company had the following potential common stock equivalents at December 31, 2014:

Warrants	4,012,500

Since the Company reflected a net loss in the three and six month periods ended December 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
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

The Company analyzed the derivative financial instruments, in accordance with EITF 07-05 and FAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. It should be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Any adjustment would be recognized in the opening balance of retained earnings. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of FAS 133 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A nonderivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Warrants issued with debt contain derivatives and require accounting under FAS 133 until exercised or expired. The derivative liability is marked to market each subsequent reporting period.

The following table summarizes the components of the derivate liabilities:

Warrant liability:	December 31, 2014	June 30, 2014	March 14, 2014	September 9, 2013
4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	562,325	554,828	562,761	-
	$562,325	$554,828	$2,045,087	$1,243,455

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2014 and June 30, 2014:

Warrant Derivatives

4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Six months ended
	December 31,
		2014	2013
4,000,000 common stock purchase agreement dated September 9, 2013	$		$(29,999)
3,750,000 common stock purchase agreement dated March 14, 2014		7,497	-
		$7,497	$(29,999)

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
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

Recent Accounting Pronouncements
On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of the fiscal year ended June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – TECHNOLOGY AGREEMENTS

On December 3, 2012, the Company entered into and executed a non-exclusive technology license agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, the Company acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including graphene paper, also known as Bucky Paper.  The Company agreed to fund commercial development activities based on the payment schedules defined below and it received a license for the rights on a nonexclusive basis for marketing products and/or services.   Pursuant to the terms of the agreement, the Company agreed to provide the following payments to Cheap Tubes:

A minimum of $250,000 over 18 months, payable as follows:

-	$10,000 on the execution of the agreement; (paid)
-	$40,000 per quarter on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 and on January 1, 2014 and April 1, 2014.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

Under the terms of the agreement, Cheap Tubes was to incorporate a new corporation (“Newco”) and assign all rights and obligations of the agreement with the Company as well as the patent agreement.  The newly formed corporation would then become the party to this agreement.   Until such time as Newco was formed all funds paid were to remain in an attorney escrow.  Further, in order to have funds released from escrow the parties were to formulate and agree to a milestone schedule to be met by Cheap Tubes or Newco as the case may be.   Each quarter the milestones from the prior quarter must be met as a pre-condition to the upcoming quarterly funding.   Under the agreement the Company was granted a non-exclusive license to market and distribute Bucky Paper using the patents, trade secrets and knowhow (the “Proprietary Rights”) throughout the world.   Newco or Cheap Tubes will manufacture the Bucky Paper products and the Company shall have no rights to sublicense the Proprietary Rights to a third party.  As the agreement is non-exclusive, Cheap Tubes will also have the right to market and distribute Bucky Paper products, subject to our ongoing fees, as described below.

As consideration for funding, the Company will receive 40% of the Net Sales Revenue for Bucky Paper until the amount it has received equals its capital investment regardless of whether the Company, Cheap Tubes or CTI are the ultimate vendors on the sale.  Thereafter, the Company will receive 30% of its capital investment until such time as it has received an amount equal to 20% of the capital invested, 25% for the next five years and 20% for the remaining five years, at which time all obligations to the Company from Cheap Tubes or CTI shall cease.

Under the agreement, any new opportunities presented to the Company or Mike Foley (the shareholder of Cheap Tubes), Cheap Tubes or CTI are to be negotiated and if agreement is reached then shall be formalized in a mutually acceptable definitive agreement; with no obligation upon either party to enter into an agreement should they not be able to negotiate mutually acceptable terms.  However, it is the intent of the parties to work toward furthering the business of Cheap Tubes, CTI, our business and any new business that may present itself.

As at June 30, 2014, the Company has paid cash in the amount of $335,000 pursuant to the agreement, and recorded the amount as prepaid expense - advances on future revenue under the licensing agreement.  All payments due under the licensing agreement are current per the terms of the agreement.

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at December 31, 2014 the Company has not made any further expenditures on this project.

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

On October 17, 2013, the Company finalized an intellectual property agreement for its 3D Project P-600 (the “Agreement”) with the project manager and National Science Centre KIPT of the National Academy of Sciences of Ukraine and remitted the funds to allow commencement of the Project.

Under the agreement, the Company agreed to Project costs of $42,697. Changes to the proposed budget could be made based on agreement of both sides. During the fiscal year ended June 30, 2014, the Company has paid a total of $44,832 as Project costs which have been recorded as research and development expenditures.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

Technology Development Agreement – Cont’d

On November 1, 2014, the Company entered into an amendment to the Agreement for a term of six months at no additional cost to the Company in order to allow completion of the research as outlined in the Agreement resulting from certain unforeseen delays experienced at the National Science Centre KIPT of the National Academy of Sciences of Ukraine as reported by the project manager.  The Agreement will continue until April 30, 2015 at which time a full report of results will be made available.

NOTE 4 – MINERAL PROPERTIES

During January, 2013, the Company engaged the services of Geomap Exploration Inc. (“Geomap”) to identify and stake certain mineral claims in an area in Quebec, Canada that has existing exploration for graphite being undertaken by adjacent companies.  The staking has been completed and a total of 100 mineral claims have been staked for transfer to the Company. The mineral claims encompass an area of approximately 5,400 hectares (13,343 acres) in Quebec, Canada.  They are located in the vicinity of an identified high grade graphite deposits, the Lac Gueret project belonging to Mason Graphite Corp., and new discoveries recently announced by Focus Graphite.  Geologically, the property has mineralization similar to other graphite deposits/discoveries in the area.  The mineral claims are in an area where the property has been designated by the Quebec Government for major economic, social and environmental development.  The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements.

The costs for staking of $7,179 and fees of $17,289 for geological services rendered to stake the claims were recorded as exploration expenses in the fiscal year ended June 30, 2013.  The Company is required to expend a total of $120,000 in exploration costs prior to January 2015 in order to keep the claims in good standing.

During the six month period ended December 31, 2014 and fiscal year ended June 30, 2014 the Company was unable to organize a suitable exploration program and did not make any expenditure on the claims resulting in their expiry subsequent to December 31, 2014.

On October 24, 2014, the Company entered into a  further consulting services agreement with Geomap whereunder Geomap was retained to acquire further graphite exploration property(ies) for a total cost of USD$24,502 (CDN$27,300) including applicable taxes.  The Company paid a further $1,146 to transfer all staked claims to its wholly owned Quebec subsidiary. The total amount of $25,648 was recorded as exploration expenses during the six month period ended December 31, 2014.   The 84 staked mineral claims known as the The Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of December 31 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
News releases	$1,494	$1,494
Advances related to technology agreement – Note 3	335,000	335,000
	$336,494	$336,494

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2014 and June 30, 2014:

	June 30, 2014	December 31, 2014
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2014 and June 30, 2014 are illustrated in the following tables:
	Warrant Derivative
	Revaluation Date (June 30,2014)	Revaluation Date (December 31, 2014)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	121.01%	146.17%
Term (years)	4.70	4.20
Risk-free rate	1.62%	1.65%
Dividends	-	-

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 6 – SECURITIES PURCHASE AGREEMENT (continued)

On December 31, 2014 as a result of the revaluation of the warrant derivatives the Company recorded a loss of $7,497 in respect of the change in the fair value of the warrant liability.

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

During the period ended December 31 2014, the Company paid $7,500 to Jim Matthew pursuant the agreement.

NOTE 8 – CAPITAL STOCK

As of December 31, 2014 and June 30, 2014, 96,083,348 shares of common stock were issued and outstanding.

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

As at December 31, 2014, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Waived	Expired	Outstanding at December 31, 2014
$0.15	March 14, 2019	4.20	4,012,500	-	-	-	-	4,012,500
			4,012,500					4,012,500

NOTE 10 – RELATED PARTY TRANSACTIONS

Rick Walchuk

On May 1, 2012, the Company entered into a consulting agreement with Rick Walchuk, a director of the Company, for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, the Company shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month. On October 8, 2014, Rick Walchuk resigned from all officer positions and remains as a director of the Company, and his management fee decreased to $3,750 a month commence on October 1, 2014.

During the six months ended December 31, 2014, Mr. Walchuk invoiced the Company a total of $33,750 (December 31, 2013 - $45,000). As at December 31, 2014, no amounts are owing to Mr. Walchuk.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

Con Evan Anast

On December 13, 2013, the Board of Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On October 8, 2014, the Company appointed Con Evan Anast as its President, Chief Executive Officer, Chief Financial Officer and Treasurer.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the six months ended December 31, 2014 and December 31, 2013, Mr. Anast invoiced the company for the services in the amount of $30,000 and $2,900, respectively, of which a total of $18,000 was paid in full and $29,740 was accrued ($23,740 – June 30, 2014).

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through September 30, 2014 of approximately $1,028,000, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $359,800 at December 31, 2014. For the six month periods ended December 31, 2014 and 2013, the valuation allowance increased by approximately $53,400 and $96,400, respectively.

The Company has no tax positions at December 31, 2014, or June 30, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to December 31, 2014 are subject to examination by the Internal Revenue Service.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 12 – OTHER EVENTS

On April 28, 2014, Rick Walchuk, a director of our company, was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk has not been found guilty of any claim asserted against him and denies any allegations against him. Mr. Walchuk intends to vigorously defend all claims asserted against him and presently remains in custody in the State of Pennsylvania awaiting the commencement of hearings set for October 20, 2014.   As at the date of this report Mr. Walchuk has agreed to enter into a plea agreement, the terms of which have not yet been made public.

NOTE 13 – SUBSEQUENT EVENTS

Effective January 5, 2015, Rick Walchuk resigned as a director of the Company.  Mr. Walchuk's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Mr. Con Evan Anast acts as our president, chief executive officer, chief financial officer, secretary, treasurer and sole director.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "our company" means American Graphite Technologies Inc. and our wholly owned subsidiary, 9311-2571 Québec Inc., a Quebec, Canada corporation, unless otherwise indicated.

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

New management of our company determined to change the direction of our company and to enter into mining exploration and development related to graphite and the acquisition and development of technologies related thereto. Our company has several projects, a mineral exploration project whereby we intend to explore for graphite, a technology development project to research the properties of nanocarbon contained matter (graphene) as working material for 3D printing, and a licensing agreement for the development and marketing of a technology related to the graphene industry.

On October 16, 2014, we incorporated a wholly owned subsidiary, 9311-2571 Québec Inc., in order to stake additional mineral claims in the Province of Quebec, Canada for future exploration work.

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

On October 17, 2013, we finalized an intellectual property agreement for our 3D Project P-600 with the project manager and Kharkov Institute and remitted the funds to allow commencement of the project.

Under the agreement, we agreed to Project costs of $42,697. Changes to the proposed budget could be made based on agreement of both sides. During the fiscal year ended June 30, 2014, our company has paid a total of $44,832 as project costs which have been recorded as research and development expenditures.

On November 1, 2014, we entered into an amendment to the intellectual property agreement for a term of six months at no additional cost to our company in order to allow completion of the research as outlined in the agreement resulting from certain unforeseen delays experienced at the Kharkov Institute as reported by the project manager.  The agreement will continue until April 30, 2015 at which time a full report of results will be made available.

The project is designed to research the properties of nanocarbon contained matter as a working material for 3D printing. The project team will consist of 8 scientists and doctors with experience in the fields of nanotechnology, 3D printing, solid state physics, physical materials and thermal physics.

The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material. During the year ended June 30, 2014, we paid a total of $44,832 as project costs in order to fully fund the program as required, and are awaiting project results in order to determine next steps.  On November 1, 2014 we entered into an amendment to the original project agreement in order to allow the project manager a further 6 months to complete the project scope and provide results.   The Company will not incur any further costs as a result of the extension.

During the month of October 2014, we entered into a consulting agreement with Geomap Exploration Inc., pursuant to whichGeomap would stake additional prospective graphite exploration claims in the Province of Quebec, Canada.  Under the terms of the agreement we paid Geomap a lump sum of CAN$26,000 plus GST.  The term of the agreement was three months. Through the efforts of Geomap, our company acquired a 100% interest in additional mineral claims, totalling approximately 4,982 hectares, through a wholly owned Quebec subsidiary which was incorporated concurrently in order to hold the claims and undertake further exploration activities.

The Lac Rouge Graphite Property consists of 84 mineral claims in one contiguous block totaling 4,982 hectares of land near the town of Mont-Laurier in southern Québec. It has excellent infrastructure support and is easily accessible from a provincial highway (Route 117) from Montréal. The town of Mont-Laurier is located about 20 kilometres to the north, Montréal is 150 kilometres to the southeast, and Ottawa 125 kilometres to the south of the Property. Mon-Laurier is also connected to Montreal via rail. Water, electricity and mining related work force are available locally.

We are presently working with a geological consulting firm to determine the scope and costs of an exploration program to be undertaken during the current year.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2014, along with the accompanying notes.

Cash on hand at December 31, 2014 was $170,376 as compared to $307,693 as of June 30, 2014. We had a total of $336,494 in prepaid expenses on December 31, 2014 and June 30, 2014.  Prepaid expenses relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494.

Our total current liabilities at December 31, 2014 were $40,534 as compared to $32,795 as at June 30, 2014. The total long term liabilities at December 31, 2014 were $562,325 as compared to $554,828 at June 30, 2014.

During our fiscal year ended June 30, 2014, our company was successful in raising the required funding for operations by way of private placements which amounts were sufficient to allow our company to progress certain of its projects.  We have been unable to raise the additional capital required during the six months ended December 31, 2014 in order to undertake exploration work on certain of our mineral claims, and certain of those claims expired in January 2015.  Our company continues to seek additional financing by way of equity financing and or loans in order to fully undertake project work planned for the current fiscal year.  While we have sufficient funds to meet our ongoing operations and overhead, we will require additional funds to carry out all of our planned exploration on our mineral claims, should we determine to commence exploration.  Additionally we believe we may require additional funds should there be additional cash requirements for the Cheap Tubes project and the development of the P600 project during the current fiscal year.   At this time, the additional cash requirements for the Cheap Tubes project and the P600 projects cannot be estimated.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $150,000.    Our company will need to raise additional capital for mineral exploration activities, further P600 operations and for operations of Cheap Tubes, if warranted.   We have warrants outstanding pursuant to our recent financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.

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

Results of Operations

We have not generated any revenues during the six months ended December 31, 2014.

Three Month Period Ended December 31, 2014 Compared to Three Month Period Ended December 31, 2013

We have a net loss of $85,170 for the three months ended December 31, 2014 as compared to a net loss of $124,512 for the same period ended December 31, 2013 and operating losses of $80,735 for the three months ended December 31, 2014 as compared to operating losses of $157,410 for the three months ended December 31, 2013.

There was significant reduction in our operational losses, period over period. Exploration expenses for the three months ended December 31, 2014 were $25,648, with no comparable expense during the three months ended December 31, 2013. Research and development expenses for the three months ended December 31, 2014 were $nil, with $44,832 in research and development expense during the three months ended December 31, 2013. Office and general administrative expenses decreased to $14,774 from $39,072 (2013), consulting fees decreased to $7,522 from $32,318 (2013) and professional fee decreased to $6,541 from $15,788 (2013). Management fees increased to $26,250 from $25,400 (2013) due to a contractual increase in fees negotiated in prior periods.

Basic and diluted losses per share for the respective three month periods ended December 31, 2014 and December 31, 2013 was ($0.00).

Six Month Period ended December 31, 2014 Compared to Six Month Period Ended December 31, 2013

We have a net loss of $152,587 for the six months ended December 31, 2014 as compared to a net loss of $317,480 for the same period ended December 31, 2013 and operating losses of $145,090 for the six months ended December 31, 2014 as compared to operating losses of $347,479 for the six months ended December 31, 2013.

There was significant reduction in our operational losses, period over period. Exploration expenses for the six months ended December 31, 2014 were $25,648, with no comparable expense during the six months ended December 31, 2013. Research and development expenses for the six months ended December 31, 2014 were $nil, with $44,832 in research and development expense during the six months ended December 31, 2013. Office and general administrative expenses decreased to $16,814 from $83,511 (2013), consulting fees decreased to $20,236 from $99,326 (2013), professional fee decreased to $18,642 from $29,910 (2013). Management fees increased to $63,750 from $47,900 (2013) due to a contractual increase in fees negotiated in prior periods.

Basic and diluted losses per share for the respective six month periods ended December 31, 2014 and December 31, 2013 was ($0.00).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. Our company adopted the amendment as at June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                 OTHER INFORMATION

Effective January 5, 205, Rick Walchuk resigned as a director of our company. Mr. Walchuk's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Mr. Con Evan Anast acts as our president, chief executive officer, chief financial officer, secretary, treasurer and sole director.

ITEM 6.                 EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
(10)	Material Contracts
10.1	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.3	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.4	Consulting Agreement between our company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.5	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.6	Agency Agreement between our company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.7	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.8	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.9	Subscription Agreement between our company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.10	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.11	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.12	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.13	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.14	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.15	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.16	Consulting Services Agreement with Geomap Exploration Inc. dated October 24, 2014	Filed Herewith.
(21)	Subsidiaries of the Registrant
21.1	9311-2571 Québec Inc., a Quebec, Canada corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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
Filed Herewith
101	Interactive Data File (Form 10-Q for the three months ended December 31, 2014 furnished in XBRL).
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

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