Form 10-Q
period 2015-03-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-05-15
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of May 15, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission on October 14, 2014.

REPORTED IN UNITED STATES DOLLARS

AMERICAN GRAPHITE TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS
	March 31, 2015 (Unaudited)	June 30, 2014 (audited)
Assets
CURRENT ASSETS
Cash	$139,047	$307,693
Prepaid expenses	336,494	336,494
TOTAL CURRENT ASSETS	475,541	644,187
TOTAL ASSETS	$475,541	$644,187

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Accounts payable and accrued liabilities	$43,640	$32,795
TOTAL CURRENT LIABILITIES	43,640	32,795

Derivative warrant liabilities (Notes 2, 6)	568,234	554,828

TOTAL LIABILITIES	611,874	587,623

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value Issued and outstanding 96,083,348 shares of common stock as at March 31, 2015 and June 30, 2014	96,083	96,083
Additional paid in capital	1,357,448	1,357,448
Other Comprehensive income (loss)	(59)	-
Accumulated deficit	(1,589,805)	(1,396,967)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(136,333)	56,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$475,541	$644,187

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	-	-	25,648	-
Research and development expenses	-	700	-	45,532
Office and general	7,951	25,002	24,765	108,513
Stock based compensation	-	45,313	-	87,313
Management fees	15,000	37,500	78,750	85,400
Consulting fees	5,232	22,714	25,468	122,040
Professional fees	6,159	8,756	24,801	38,666
OPERATING LOSS	(34,342)	(139,985)	(179,432)	(487,464)

OTHER EXPENSE
Change in the fair value of warranty liability	(5,909)	(189,680)	(13,406)	(159,681)

NET LOSS	$(40,251)	$(329,665)	$(192,838)	$(647,145)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(329,665)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	85,130,539	96,083,348	82,577,917

COMPREHENSIVE LOSS
Net loss	$(40,251)	$(329,665)	$(192,838)	$(647,145)
Foreign currency translation adjustment	(93)	-	(59)	-
TOTAL COMPREHENSIVE LOSS	$(40,344)	$(329,665)	$(192,897)	$(647,145)

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
	Nine Months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(192,838)	$(647,145)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation	-	87,313
Change in the fair value of warrant liability	13,406	159,681
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(4,155)	(293)
Increase in accounts payable – related party	15,000	10,114
Increase in prepaid expenses	-	(116,494)
NET CASH USED IN OPERATING ACTIVITIES	(168,587)	(506,824)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	799,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	799,500

Effect of foreign exchange on transactions	(59)	-

NET INCREASE (DECREASE) IN CASH	(168,646)	292,676

CASH BEGINNING OF PERIOD	307,693	116,588

CASH, END OF PERIOD	$139,047	$409,264

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Stock based compensation	$-	$87,313

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly Green & Quality Home Life, Inc.) (the “Company”) was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. The Company was originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

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

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at March 31, 2015, the Company has an accumulated deficit of $1,589,805. While the Company presently has cash on hand, the Company may be dependent upon the raising of additional capital through placement of its common stock in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 9311-2571 Québec Inc.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company had the following potential common stock equivalents at March 31, 2015:

Warrants	4,012,500

Since the Company reflected a net loss in the three and nine month periods ended March 31, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The following table summarizes the components of the derivate liabilities:

Warrant liability:	March 31, 2015	June 30, 2014	March 14, 2014	September 9, 2013
4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	568,234	554,828	562,761	-
	$568,234	$554,828	$2,045,087	$1,243,455

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2015 and June 30, 2014:

Warrant Derivatives
4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Nine months ended
	March 31,
		2015	2014
4,000,000 common stock purchase agreement dated September 9, 2013	$		$176,853
3,750,000 common stock purchase agreement dated March 14, 2014		13,406	(17,172)
		$13,406	$159,681

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at March 31, 2015 the Company has not made any further expenditures on this project.

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
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 3 – TECHNOLOGY AGREEMENTS (continued)

Technology Development Agreement – Cont’d

On November 1, 2014, the Company entered into an amendment to the Agreement for a term of six months at no additional cost to the Company in order to allow completion of the research as outlined in the Agreement resulting from certain unforeseen delays experienced at the National Science Centre KIPT of the National Academy of Sciences of Ukraine as reported by the project manager.  The Agreement will continue until April 30, 2015 at which time a full report of results will be made available. The full report has not yet been received as at May 15, 2015.

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

During the nine month period ended March 31, 2015 and fiscal year ended June 30, 2014 the Company was unable to organize a suitable exploration program and did not make any expenditure on the claims resulting in their expiry during the quarter ended March 31, 2015.

On October 24, 2014, the Company entered into a  further consulting services agreement with Geomap whereunder Geomap was retained to acquire further graphite exploration property(ies) for a total cost of USD$24,502 (CDN$27,300) including applicable taxes.  The Company paid a further $1,146 to transfer all staked claims to its wholly owned Quebec subsidiary. The total amount of $25,648 was recorded as exploration expenses during the nine month period ended March 31, 2015.   The 84 staked mineral claims known as the The Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
News releases	$1,494	$1,494
Advances related to technology agreement – Note 3	335,000	335,000
	$336,494	$336,494

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2015 and June 30, 2014:

	June 30, 2014	March 31, 2015
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2015 and June 30, 2014 are illustrated in the following tables:
	Warrant Derivative
	Revaluation Date (June 30, 2014)	Revaluation Date (March 31, 2015)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	121.01%	159.40%
Term (years)	4.70	3.95
Risk-free rate	1.62%	1.37%
Dividends	-	-

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 6 – SECURITIES PURCHASE AGREEMENT (continued)

On March 31, 2015 as a result of the revaluation of the warrant derivatives the Company recorded a loss of $13,406 in respect of the change in the fair value of the warrant liability.

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

During the period ended March 31, 2015, the Company paid $12,000 to Jim Matthew pursuant the agreement.

NOTE 8 – CAPITAL STOCK

As of March 31, 2015 and June 30, 2014, 96,083,348 shares of common stock were issued and outstanding.

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

As at March 31, 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Waived	Expired	Outstanding at March 31, 2015
$0.15	March 14, 2019	3.9	4,012,500	-	-	-	-	4,012,500

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

Rick Walchuk (cont’d)

During the six months ended December 31, 2014, Mr. Walchuk invoiced the Company a total of $33,750 (December 31, 2013 - $45,000). As at March 31, 2015, no amounts are owing to Mr. Walchuk.

Con Evan Anast

On December 13, 2013, the Board of Directors of the Company appointed Con Evan Anast to the Board of Directors of the Company.

On October 8, 2014, the Company appointed Con Evan Anast as its President, Chief Executive Officer, Chief Financial Officer and Treasurer.

On January 5, 2015, Mr. Con Evan Anast acts as our president, chief executive officer, chief financial officer, secretary, treasurer and sole director.

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the nine months ended March 31, 2015 and March 31, 2014, Mr. Anast invoiced the company for the services in the amount of $45,000 and $17,900, respectively, of which a total of $30,000 was paid in full and $38,740 was accrued ($23,740 – June 30, 2014).

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through March 31, 2015 of approximately $1,069,000, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $374,150 at March 31, 2015. For the nine month periods ended March 31, 2015 and 2014, the valuation allowance increased by approximately $67,500 and $140,053, respectively.

The Company has no tax positions at March 31, 2015, or June 30, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception to March 31, 2015 are subject to examination by the Internal Revenue Service.

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

On November 1, 2014, we entered into an amendment to the intellectual property agreement for a term of six months at no additional cost to our company in order to allow completion of the research as outlined in the agreement resulting from certain unforeseen delays experienced at the Kharkov Institute as reported by the project manager.  The agreement will continue until April 30, 2015 at which time a full report of results will be made available. As at the date of this filing the Company has not yet received the final report.

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

Cash on hand at March 31, 2015 was $139,047 as compared to $307,693 as of June 30, 2014. We had a total of $336,494 in prepaid expenses on March 31, 2015 and June 30, 2014.  Prepaid expenses relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494.

Our total current liabilities at March 31, 2015 were $43,640 as compared to $32,795 as at June 30, 2014. The total long term liabilities at March 31, 2015 were $568,234 as compared to $554,828 at June 30, 2014.

During our fiscal year ended June 30, 2014, our company was successful in raising the required funding for operations by way of private placements which amounts were sufficient to allow our company to progress certain of its projects.  We have been unable to raise the additional capital required during the nine months ended March 31, 2015 in order to undertake exploration work on certain of our mineral claims, and certain of those claims expired in January 2015.  Our company continues to seek additional financing by way of equity financing and or loans in order to fully undertake project work planned for the current fiscal year.  While we have sufficient funds to meet our ongoing operations and overhead, we will require additional funds to carry out all of our planned exploration on our mineral claims, should we determine to commence exploration.  Additionally we believe we may require additional funds should there be additional cash requirements for the Cheap Tubes project and the development of the P600 project during the current fiscal year.   At this time, the additional cash requirements for the Cheap Tubes project and the P600 projects cannot be estimated.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $150,000.    Our company will need to raise additional capital for mineral exploration activities, further P600 operations and for operations of Cheap Tubes, if warranted.   We have warrants outstanding pursuant to our recent financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.

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

Results of Operations

We have not generated any revenues during the nine months ended March 31, 2015.

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

We have a net loss of $40,251 for the three months ended March 31, 2015 as compared to a net loss of $329,665 for the same period ended March 31, 2014 and operating losses of $34,342 for the three months ended March 31, 2015 as compared to operating losses of $139,985 for the three months ended March 31, 2014.

There was significant reduction in our operational losses, period over period as the Company is seeking financing in order to continue to execute its business plan, including certain mineral exploration programs.  Research and development expenses for the three months ended March 31, 2015 were $nil, with $700 in research and development expense during the three months ended March 31, 2014. Office and general administrative expenses decreased to $7,951 from $25,002 (2013), consulting fees decreased to $5,232 from $22,714 (2013) and professional fee decreased to $6,159 from $8,756 (2013). Management fees decreased to $15,000 from $37,500 (2013).

Basic and diluted losses per share for the respective three month periods ended March 31, 2015 and March 31, 2014 was ($0.00).

Nine month Period ended March 31, 2015 Compared to Nine month Period Ended March 31, 2014

We have a net loss of $192,838 for the nine months ended March 31, 2015 as compared to a net loss of $647,145 for the same period ended March 31, 2014 and operating losses of $179,432 for the nine months ended March 31, 2015 as compared to operating losses of $487,464 for the nine months ended March 31, 2014.

There was significant reduction in our operational losses, period over period as the Company is seeking financing in order to continue to execute its business plan, including certain mineral exploration programs. Exploration expenses for the nine months ended March 31, 2015 were $25,648, with no comparable expense during the nine months ended March 31, 2014. Research and development expenses for the nine months ended March 31, 2015 were $nil, with $45,532 in research and development expense during the nine months ended March 31, 2014. Office and general administrative expenses decreased to $24,765 from $108,513 (2013), consulting fees decreased to $25,468 from $122,040 (2013), and professional fees decreased to $24,801 from $38,666 (2013). Management fees decreased to $78,750 from $85,400 (2013).

Basic and diluted losses per share for the respective nine month periods ended March 31, 2015 and March 31, 2014 was ($0.00) and ($0.01), respectively.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of March 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

Effective January 5, 2015, Rick Walchuk resigned as a director of our company. Mr. Walchuk's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Mr. Con Evan Anast acts as our president, chief executive officer, chief financial officer, secretary, treasurer and sole director.

ITEM 6.                 EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
(10)	Material Contracts
10.1	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.3	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.4	Consulting Agreement between our company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.5	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.6	Agency Agreement between our company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.7	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.8	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.9	Subscription Agreement between our company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.10	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.11	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.12	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.13	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.14	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.15	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.16	Consulting Services Agreement with Geomap Exploration Inc. dated October 24, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on February 23, 2015
(21)	Subsidiaries of the Registrant
21.1	9311-2571 Québec Inc., a Quebec, Canada corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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
Filed Herewith
101	Interactive Data File (Form 10-Q for the nine months ended March 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	May 15, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)