Form 10-K
period 2015-06-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-10-19
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $1,908,052 based on the closing price of $0.0285 as reported as of December 31, 2014 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

96,083,348 shares of common stock issued and outstanding as of October 12, 2015

DOCUMENTS INCORPORATED BY REFERENCE

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

Our common stock is quoted by OTC Markets Group on the OTCPINK marketplace under the symbol “AGIN”.

Our company was incorporated in the State of Nevada on June 1, 2010 under the name Green & Quality Home Life, Inc.

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

New management of our company determined to change the direction of our company and to enter into mining exploration and development related to graphite and the acquisition and development of technologies related thereto.   Our company has three projects, a mineral exploration project whereby we intend to explore for graphite, a licensing agreement for the development and marketing of a technology related to the graphene industry and a cooperative agreement with the National Academy of Science of Ukraine; National Science Centre; Kharkov Institute of Physics and Technology (“KIPT”), Kharkov, Ukraine in regard to a research project dubbed “P-600”.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We have one subsidiary, 9311-2571 Québec Inc., incorporated in the Province of Quebec, Canada on October 16, 2014, for the sole purpose of holding our mineral property rights in that province.

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

Current Business

Shortly after changing out business focus to exploration stage properties, we identified certain opportunities to engage in the development of technologies relate to graphite and graphene and determined to pursue that business.    We entered into negotiations on projects, both graphite properties and technologies.   On July 31, 2012, our company entered into a Letter of Intent with a private US company for an option to participate in a 100% interest in all of certain property rights held by the U.S. private company. We were unable to close that acquisition.  Subsequently, we identified the opportunities for entry into our business by way of an agreement for the licensing and marketing of Bucky Paper, which is a product currently under development that is produced from graphene.   On December 3, 2012, we entered into and executed a non-exclusive technology license agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including as Bucky Paper.  We agreed to fund commercial development activities and we received a license for the rights on a non-exclusive basis for marketing products and/or services.  Up to June 30, 2015 and 2014, our company has funded a total of $335,000 in respect of this commercial development project, and Cheap Tubes has set up a production line and research and development facility in its new facility in Vermont.  During the period ended September 30, 2014, Cheap Tubes provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at June 30, 2015 the Company has not made any further expenditures on this project and is presently making a determination on the next steps in order to conclude this commercial development project.

During the month of January 2013, our company undertook the staking of certain mining claims in the Province of Quebec, Canada.  In order to hold the property in the Province of Quebec, either a principal of our company or our company must have a prospector’s license.  The prospector’s license was granted to our director, Rick Walchuk on February 2, 2013 and the mineral concession is held in the name of Mr. Walchuk under a trust agreement with our company.   The mining claims are in an active area of graphite exploration and production.  We had intended to undertake an exploration program on the claims during the year ended June 30, 2014, but were delayed in getting a proposal underway by a qualified geologist.  Additionally, we focused the majority of our efforts funding the Bucky Paper commercialization project, as well as research project for 3D printing, as described below.   During fiscal 2015, Company was unable to pursue the proposed exploration plan for a total required expenditure of $120,000 on these claims by mid-January 2015 to keep them in good standing.  The claims expired prior to January 31, 2015.  As a result, the Company determined to pursue additional claims in order to continue with its exploration efforts for graphite.

On October 24, 2014, the Company entered into a consulting services agreement with Geomap Exploration (“Geomap”) whereunder Geomap was retained as the prospector to acquire further graphite exploration property(ies).  The Company was transferred all staked claims to its newly incorporated, wholly owned Quebec subsidiary.  The 84 staked mineral claims known as the Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year which it plans to commence prior to December 31, 2015.

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

The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material. During the year ended June 30, 2014, we paid a total of $44,832 as project costs in order to fully fund the program as required.    On November 1, 2014, the Company entered into an amendment to the Agreement for a term of six months at no additional cost to the Company in order to allow completion of the research as outlined in the Agreement resulting from certain unforeseen delays experienced at the National Science Centre KIPT of the National Academy of Sciences of Ukraine as reported by the project manager.  The Agreement will continue until April 30, 2015 at which time a full report of results will be made available. The full report has not yet been received as at October 13, 2015, and a further extension has been entered into between the parties, at no additional cost to the Company, to allow the project manager the time required to compile the final report.

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

These are some but not all of the benefits of graphene

Our Ongoing business:

By concentrating on securing domestic graphite mining opportunities and the commercialization of graphene specific proprietary technology methods, management is seeking to bring profit opportunities and maximize shareholder value.  We have been delayed in these efforts by a lack of financing and an inability to fully pursue all available opportunities due to political issues, disputes with our project partners and/or personnel to allow us to pursue our projects.

The agreement with Cheap Tubes for the licensing and marketing of Bucky Paper was the first step in developing our business plan.  During the year ended June 30, 2014 we funded substantive project developments under this agreement, including the outfitting of a facility located in Vermont.  However, during the period ended September 30, 2014, Cheap Tubes provided the Company with a notice claiming that additional payments were due under the terms of the agreement with them.  The Company responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As a result all ongoing funding by the Company was halted and the Company’s interest in the project has remained on hold. As at June 30, 2015 the Company has not made any further expenditures on this project and is presently making a determination on the next steps in order to bring this project back on line.  We hope to bring this development project to completion during our current fiscal year ended June 30, 2016.

We have made contact and entered into a cooperation agreement with a well-recognized collaboration partner in the Ukraine to research the properties of graphene matter as a working material for 3-D printing, which we hope will lead to a possible joint patent of a new product and use for graphene, which would be a technology in which we hold a direct interest rather than just a licensing agreement as we currently have with Cheap Tubes.   This project experienced some delays in fiscal 2015 due to political issues in the Ukraine and the Company has entered into two extensions in order to allow the project to proceed to completion.  The Company expects the final report and recommendations from the collaboration partner no later than December 31, 2015.

During fiscal 2013 we undertook the staking of certain mining claims in the Province of Quebec, Canada which are in an active area of graphite exploration and production.  We had intended to fund an exploration program for the fall of 2014 on these claims, however, our plans were delayed when we entered into agreements with Cheap Tubes and our partners in the Ukraine.  We were unable to meet the required expenditure of $120,000 on the mining claims prior to January 15, 2015 in order to maintain the claims in good standing, and these claims expired.  As a result, during October 2014, the Company entered into a  consulting agreement with Geomap Exploration to stake further graphite exploration claims in the region.   The 84 staked mineral claims known as The Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year ended June 30, 2016. The claims are held in our 100% owned Quebec subsidiary.

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

While we had expected that the funding provided to Cheap Tubes would be sufficient to complete the testing and finalize development of the technology resulting in a marketable product, this has not been the case.  Cheap Tubes has advised the Company of their requirement for additional funds which have not yet been provided. Should we determine to fund additional costs and be able to reach a further agreement with Cheap Tubes for these funds, we will need to raise additional capital from the issuance of either equity or debt.

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

Accordingly, the speed with which our licensor can develop Graphene products, complete safety approvals processes and ultimately supply commercial quantities of any products developed to the market is expected to be an important competitive factor.  Presently we are further delayed in our efforts as our project development with Cheap Tubes is on hold while we determine the next steps to bring the project to completion.  There is no guarantee we will be able to monetize our investment in Cheap Tubes.

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

Regulatory Approvals Required for the Products to be Developed and Marketed

Cheap Tubes intends to file a pre-manufacturing notice (“PMN”) with the Environmental Protection Agency (“EPA”).  As the nanostructures are confined to a paper like product and not loose particles, it is anticipated that there may be an exemption from the EPA and there will be no requirement to finalize the PMN, as has occurred with one of the competitors currently marketing a similar product.  However, Cheap Tubes intends to complete and submit the PMN and with the submission they will ask for a low release exemption to be granted (LOREX).  Under a LOREX, the manufacturer agrees with the EPA on production levels which allows for the limited marketing of the products while finalizing the PMN over the course of a couple of years, when the products should receive full approval from the EPA.  The testing regimens with the EPA will get established after the LOREX is granted so we cannot predict at this time when we may be in full production.  However, we intend to market the products immediately upon the LOREX being granted.  At the date of this report, none of these actions have been undertaken.

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

We intend to file any patents developed under our collaboration with the Kharkov Institute but as yet. While the research is completed we do not yet have the final report and therefore we are unable to determine if any patents should be filed or if we will be successful in developing a patentable technology at this time.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2016.

Research and Development

We have incurred a total of $44,832 (2014) in research and development expenditures in connection with a project to research the properties of grapheme contained matter as a working material for 3D-printing and other uses in conjunction with the Kharkov Institute, Kharkov, Ukraine as part of a research project dubbed “P-600”.

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

By July 31, 2014, various other requirements for the facility were identified further pushing out the timeline to bring the site into production.  Additional capital equipment requirements including a small high shear mixer, a calendar to compress the film and to provide a finish on the exposed side, a dryer and custom made tooling for the coating head, a corona discharge and certain other parts and machinery.  Our company has been advised by CTI that it and CTI will also need to reach an agreement on the use of the reactor purchased by Cheap Tubes, an investment in the reactor in order to reduce costs of the paper project, by contributing to the making of the Graphene oxide.

CTI has provided us with a notice claiming that additional payments are due under the terms of our agreement with them.  We have responded advising that all payments required pursuant to the terms of the agreement have been paid in full, as noted above.  We hope to resolve this misunderstanding with CTI in the immediate future such that the project can continue forward during the fiscal year ended June 30, 2016.

Information Related to our Mining Claims:

Measurement and Currency

Conversion of metric units into imperial equivalents is as follows:

Metric Units	Multiply by	Imperial Units
Hectares	2.471	= acres
Meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
Grams	0.032	= ounces (troy)
Tonnes	1.102	= tons (short) (2,000 lbs.)
grams/tonne	0.029	= ounces (troy)/ton

During fiscal 2013, we staked a total of 100 mineral claims covering approximately 5,400 hectares (13,343 acres) in the Province of Quebec, Canada in January, 2013, known as the Lac Nicolas Property (the “Property”).   The property is an exploration project with no proven or probable reserves.  We had intended to commence exploration on these mineral claims during the spring of calendar year 2014, however, we were unable to organize the required site team to complete this exploration activity.  During fiscal 2015 we failed to make the required exploration expenditure prior to the January 15, 2015 expenditure date and as a result the claims were forfeited.

During October 2014, we staked a further 84 mineral claims known as the Lac Rouge Graphite Property, which is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap (our mineral exploration consultant) on the scope of an exploration work program for the current year which it plans to commence prior to December 31, 2015.

The property is an exploration project with no proven or probable reserves and we intend to explore for graphite.

The property is part of the Government of Quebec’s proposed “Plan Nord” which is one of the biggest economic, social and environmental development initiatives with the intention to spend $80 billion during the next 25 years in this region and will create or consolidate 20,000 jobs per year. The government is considering giving tax credits for investment in the mining projects, but as yet the Company has not qualified for any of these programs due to lack of exploration expenditure.

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

Employees

As of June 30, 2015 we did not have any employees.  Currently the majority of our company’s business is managed by our sole officer and director, Mr. Con Evan Anast, who devotes approximately 20 hours per week to our operations. We use independent contractors for our mineral exploration, accounting and administrative support requirements.

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

RISKS RELATED TO OUR BUSINESS

The success of our business depends upon the continuing contributions of our sole officer and director and other key contracted personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of our sole officer and director as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have access to the services of any key personnel other than Mr. Con Evan Anast, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

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

ITEM 2.                PROPERTIES

Our Offices:

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.  The fees for these offices are approximately $50 per month.  Our sole officer and director, Con Evan Anast, provides office space where he works in his country of residence, Greece, free of charge to our company.  Our principal office is located at 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227.

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

Our Properties

During fiscal 2015 our previously staked mineral claims covering approximately 5,400 hectares (13,343 acres) in the Province of Quebec, Canada, known as the Lac Nicolas Property were forfeited when we were unable to meet the required capital expenditure of $120,000 by January 15, 2015.

On October 24, 2014, the Company entered into a consulting services agreement with Geomap Exploration (“Geomap”) whereunder Geomap was retained as the prospector to acquire further graphite exploration property(ies).  The Company was transferred all staked claims to its newly incorporated, wholly owned Quebec subsidiary.  The 84 staked mineral claims known as the Lac Rouge Graphite Property  is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year which it plans to commence prior to December 31, 2015.

While we have received recommended exploration plans for this Property, we have not yet committed to an exploration program.

Lac Rouge Graphite Property

AmericanGraphite
TECHNOLOGIES
QUEBEC
Lac Rouge Property
ONTARIO
USA
Lac Rouge Graphite Property
ZEC ONTACHIWAY PAR
Radisson
Eastmain
Nemiscau
Matagami
Chibougamau
Senneterre
Rouyn-Noranda
Parent
Mont-Laurier
Ottawa
Montréal
Sherbrooke
Trois-Rivières
Québec
Saguenay
Baie-Comeau
Rimouski
Rivière-du-Loup
Temiscaming
Petawawa
Parry Sound
Barrie
Toronto
Oshawa
Kingston
Hamilton
Kitchener
Lake Huron
Lake Ontario
Lake Erie
Syracuse
Rochester
Buffalo
Albany
Schenectady
Montpelier
Vermont
New Hampshire
Concord
Boston
Providence
Hartford
Massachusetts
Maine
Augusta
Bangor
Portland
Pennsylvania
Scranton
Ohio
Erie
Elmira
LEGEND
Main Road
Road [Limited Access]
Transmission Line
Trail
Stream/River
NTS Map Limit
Wetland
Lake
SURFICIAL TOPOGRAPHY
PROPERTY LOCATION MAP
LAC ROUGE GRAPHITE PROPERTY
QUEBEC
CANADA

The Lac Rouge graphite property has the following attributes:

•	Excellent infrastructure support, road accessible, located 150 kilometres from Montreal; water, power and manpower available locally;
•
Located in a very active graphite exploration and production area, only 3 kilometres to the east of TIMCAL’s Lac des Iles graphite mine in Quebec which is a world class deposit producing 25,000 tonnes of graphite annually. There are several graphite showings and past producing mines in its vicinity;

•
Underlain by the same geological environment as the TIMCAL’s Lac des Iles mine, consisting of Metasedimentary Belt of the Grenville Province which includes quartzofeldspathic rocks, quartzite, biotite gneiss, limestone/marble and locally pegmatitic quartzofeldspathic rocks;

•
Graphite mineralization in the adjoining areas is typically present in shear zones within gneisses where the graphite content usually ranges from 3% to 10% Cg exhibiting flakes up to 3 millimetres (mm) in diameter;

•
Available airborne geophysical data from MRNF indicates a large magnetic anomaly on the property which can be a potential target for future graphite exploration work. The anomaly covers an area of approximately 4 km x 4 km area around Lac Rouge;

•	A two phase exploration program to meet the required work to main the claims in good standing, which includes data compilation, prospecting sampling, ground geophysical survey, and trenching.

Location and Access

The Lac Rouge Graphite Property (the “Property”) consists of 84 mineral claims in one contiguous block totaling 4,982 hectares land near the town of Mont-Laurier in southern Québec. It has excellent infrastructure support, is easily accessible through a provincial highway (Route 117) from Montréal, and then following secondary roads 309 and 311.  Various tertiary / forest roads provide access to different claims on the Property. The town of Mont-Laurier is located about 20 kilometers to the north, Montréal 150 kilometers to the southeast, and Ottawa 125 kilometers to the south of the Property. Mon-Laurier is also connected to Montreal via rail. Water, electricity and mining related work force are available locally. Local economy is based on agriculture, farming, mining, forestry and tourism.

AmericanGraphite
TECHNOLOGIES
QUEBEC
Lac Rouge Property
LEGEND
Main Road
Road [Limited Access]
Transmission Line
Trail
Stream/River
NTS Map Limit
Wetland
Lake
Lac Rouge Graphite Claims
Lac Rouge Graphite Property
MAP DATE: 2014-12-23
SURFICIAL TOPOGRAPHY
CLAIM LOCATION MAP
LAC ROUGE GRAPHITE PROPERTY
QUEBEC
Scale 1:100,000
CANADA
460,000
465,000
470,000
475,000
5,145,000
5,140,000
5,135,000
Mont-Daniel
Lac-des-Iles
Wabassee

History

The Property and the surrounding area, considered prospective for large flake, crystalline graphite, has an historic record of exploration. Numerous flake graphite occurrences in the adjacent areas are some of the oldest graphite showings in Canada, having been discovered in the late 1800’s and early 1900’s when there was a considerable interest in graphite due to its properties as a lubricant in the automobile industry. The Quebec Ministry of Energy and Mines (MRNF) maintain record of past exploration and development work carried out on mineral claims. A review of the airborne geophysical data indicates a large magnetic anomaly on the property which can be a potential target for future graphite exploration work. The anomaly covers an area of approximately 4 km x 4 km area around Lac Rouge.

460,000
465,000
470,000
475,000
5,145,000
5,140,000
5,135,000
QUEBEC
AmericanGraphite
TECHNOLOGIES
QUEBEC
Lac Rouge Property
LEGEND
Main Road
Road [Limited Access]
Transmission Line
Trail
Stream/River
NTS Map Limit
Wetland
Lake
Lac Rouge Graphite Claims
Canada 200m RTF MAG Anomaly
Value
High : 6558.77
Low : -1776.37
Lac Rouge Graphite Property
Mont-Daniel
Lac-des-Iles
Wabassee
MAP DATE: 2014-12-23
GEOPHYSICAL SURVEY
MAGNETIC ANOMALY MAP
LAC ROUGE GRAPHITE PROPERTY
QUEBEC
Scale 1:100,000
CANADA

Geology and Structure

The Property is located in a very active graphite exploration and production area. It is located approximately 3 kilometers to the east of TIMCAL’s Lac des Iles graphite mine in Quebec which is a world class deposit producing 25,000 tonnes of graphite annually. The open pit mine has been in operation since 1989 with an onsite plant ranked 5th in the world production of graphite. The mine is operated by Timcal Graphite & Carbon which is a subsidiary of Imerys S.A., a French multinational company. The mine has an average grade of 7.5% Cg (graphite carbon) and has been producing 50 different graphite products for various graphite end users around the globe.

Source: http://www.mern.gouv.qc.ca/mines/industrie/mineraux/mineraux-exploitation-graphite.jsp).

Graniz’s graphite deposit belonging to Graniz Mondal Inc. is located 50 kilometres to the northeast of the property. There are several other graphite occurrences and historical mines in the surrounding area which are known since the 19th century.

The Lac Rouge Graphite Property lies within the same geological environment as the TIMCAL’s Lac des Iles mine, consisting of Metasedimentary Belt of the Grenville Province which includes quartzofeldspathic rocks, quartzite, biotite gneiss, limestone/marble and locally pegmatitic quartzofeldspathic rocks. Graphite is commonly found in the Granville Province rocks throughout this region and has been commercially mined from a number of deposits located between Mount Laurier in the north to the Ottawa River in the south. The graphite mineralization around the property area is common as minute flakes disseminated in the crystalline limestone / marble and occasionally also in the quartzites and gneisses. Richer showings are known at some localities including TIMCAL’s graphite mine. Graphite is located in shear zones within gneisses where the graphite content usually ranges from 3% to 10% Cg exhibiting flakes up to 3 millimetres (mm) in diameter. Large flake graphite is generally considered as 0.2 mm and above. The graphite is considered to be introduced in these rocks by quartz-graphite injection from deeper source and redistributed through fractured incompetent beds of limestone creating graphite mineralization channels. Alternatively, another theory believes graphite mineralization was derived from algae or through decomposition of the calcium carbonate molecule liberating the carbon atom through metamorphic reactions. Slow cooling of the mineralized material has produced crystalline large flake graphite.

AmericanGraphite TECHNOLOGIES
460,000
480,000
5,160,000
5,140,000
5,120,000
QUEBEC
Lac Rouge Property
TIMCAL GRAPHITE
Lac Rouge Graphite Property
DESCRIPTION:
Geology Legend on Separate Page
SOURCE:
Map 1947A, GSC, Scale 1:2M
Lac Rouge Graphite Claims
MAP DATE: 2014-12-24
SURFICIAL GEOLOGY
REGIONAL GEOLOGY MAP
LAC ROUGE GRAPHITE PROPERTY
QUEBEC
Scale 1:250,000
CANADA

AmericanGraphite TECHNOLOGIES
QUEBEC
Lac Rouge Property
LEGEND
Main Road
Road [Limited Access]
Transmission Line
Trail
Stream/River
NTS Map Limit
Wetland
Lake
Lac Rouge Graphite Claims
Adjacent Mineral Titles
Focus Graphite
TIMCAL Graphite
Lac Rouge Graphite Property
Mont-Laurier
Navarre
Brunet
MAP DATE: 2014-12-24
SURFICIAL TOPOGRAPHY
MINERAL TITLE MAP
LAC ROUGE GRAPHITE PROPERTY
QUEBEC
Scale 1:150,000
CANADA

Exploration Programs

Our company has not yet undertaken any exploration programs on its properties since acquired.

The following phased work program is recommended for the Property, where each phase is contingent upon the results of the previous phase.

Phase 1 – Data Compilation and Geological Reconnaissance Work
This work includes two stages; the first stage comprises compilation of all the historical geological, geophysical and geochemical data available on the Property, and putting it into a database to generate several layers of maps in GIS format for further interpretation. In the second stage, the geological reconnaissance program will be carried out. This program includes the following tasks:

•
Reconnaissance level prospecting, sampling and limited geological mapping of the area around Lac Rouge and other areas on the Property, especially the contact zones between paragneiss and crystalline limestone / marble;

•	Detailed sampling of potential graphite bearing rock units exposed within the Property area;
•	Ground geophysical survey including Very Low Frequency (VLF) and horizontal loop electromagnetic (HLEM) survey; and
•	Identifying areas for detailed trenching and sampling work.

Phase 2 – Trenching and Sampling

This work will help to confirm the targets identified through ground geophysical survey and reconnaissance geological work. The scope of work and location of trenches will be based on the results of Phase 1 investigations.

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

Not Applicable.

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From July 18, 2012 to January 3, 2015 we were quoted on the Over the Counter Bulletin Board and by OTC Markets Group on the OTCQB.  We lost this quotation due to failure to meet certain minimum bid price requirements. Presently, our Company's common stock is quoted by OTC Markets Group on the OTCPINK marketplace under the symbol “AGIN”.

We provide below the information for the most recently completed two fiscal years.

Quarter	High ($)	Low ($)
4th Quarter ended 06/30/2015	0.0195	0.01
3rd Quarter ended 03/31/2015	0.0335	0.014
2nd Quarter ended 12/31/2014	0.042	0.0202
1st Quarter ended 09/30/2014	0.05	0.0295
4th Quarter ended 06/30/2014	0.13	0.044
3rd Quarter ended 03/31/2014	0.165	0.061
2nd Quarter ended 12/31/2013	0.20	0.144
1st Quarter ended 09/30/2013	0.47	0.14

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of October 12, 2015, there were 96,083,348 shares of common stock issued and outstanding and 11 record holders of our company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Cash on hand at June 30, 2015 was $114,605 as compared to $307,693 as of June 30, 2014. We had a total of $336,494 in prepaid expenses on June 30, 2015 and 2014.  Prepaid expenses relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494.

Our total current liabilities at June 30, 2015 were $48,876 as compared to $32,795 as at June 30, 2014. The total long term liabilities at June 30, 2015 were $574,673 as compared to $554,828l at June 30, 2014. This long term liabilities related to a derivative warrant liability which occurred as a result of operating funds received from two unit private placements undertaken during the fiscal year ended June 30, 2014, whereby our company raised $900,000 to fund operations.   The private placements required the issuance of warrants, which are accounted for as a derivative liability.    We currently have mineral claims which potentially could have graphite deposits and two projects related to graphene or products related to graphene.

During our fiscal year ended June 30, 2014 and the fiscal year ended June 30, 2013, our company was successful in raising the required funding for operations by way of private placements.   During the period ended March 31, 2014 we completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500), which were sufficient to meet our ongoing expenditures through to the fiscal year ended June 30, 2015.  Presently our company will need to raise additional funds in order to meet all of our current commitments including $120,000 that is required for exploration of our mineral claims, should we determine to commence exploration.  While the funding for the development of the 3-D project has been completed, upon receipt of the findings report, we may require additional funds should we chose to continue development or proceed to file patents.  The amount of funds required for this, cannot be estimated at this time.  Additionally our ongoing project development with Cheap Tubes has been on hold for the past fiscal year.  During the current fiscal year we plan to move this development project to conclusion.  Should we enter into additional agreements regarding this project we may require additional capital expenditure.  The additional cash requirements for the Cheap Tubes project, if required, cannot be estimated at this time.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $150,000.    We will need to raise additional funds to undertake all our planned operations.   We have warrants outstanding pursuant to our financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.   While we cannot say what actual funds may be required over the next twelve month period to further our business plan, we anticipate that we will require a minimum of $500,000 to fund all our planned operations for the next twelve months, which should allow for an exploration program on our mineral claims in the amount of $120,000, general operating expenses and ongoing funding to be paid to Cheap Tubes in regard to the technology development agreement should we be able to reach terms of a new agreement. Any balance of funds will be used for our company to seek acquisitions of technologies related to our planned business.

We anticipate we will have to raise funds under new equity or debt financing arrangements as currently have no other financing agreements under which we can raise funding.   There can be no assurance that such funding will be available and if available it will be on favorable terms.  You may face substantial dilution in your share holdings on any ongoing financings which our company may negotiate.  Should we not be able to raise additional funding if and when required, we may have to delay or terminate our ongoing technology development.   At this time, we cannot state with certainty that it will be able to raise sufficient funding to continue with all of our intended projects.

Results of Operations

We do not have any revenues and have not had any revenue since inception on June 1, 2010.

We have a net loss of $229,014 for the fiscal year ended June 30, 2015 as compared to a net loss of $722,123 for the fiscal year ended June 30, 2014 and operating losses of $209,169 for the fiscal year ended June 30, 2015 as compared to operating losses of $553,202 for the fiscal year ended June 30, 2014.

There was significant reduction in our operational losses, period over period as the Company is seeking financing in order to continue to execute its business plan, including certain mineral exploration programs. Exploration expenses for the fiscal year ended June 30, 2015 were $25,648, with no comparable expense during the same period ended June 30, 2014. Research and development expenses for the fiscal year ended June 30, 2015 were $nil, with $45,532 in research and development expense during the same period ended June 30, 2014. Office and general administrative expenses decreased to $31,317 from $211,556 (2014), consulting fees decreased to $29,968 from $131,935 (2014), and professional fees decreased to $28,486 from $43,897 (2014). Management fees decreased to $93,750 from $122,900 (2014).

Basic and diluted losses per share for the respective fiscal years ended June 30, 2015 and June 30, 2014 was ($0.00) and (0.01), respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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
JUNE 30, 2015 AND 2014
AUDITED

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Graphite Technologies, Inc.:

We have audited the accompanying balance sheet of American Graphite Technologies, Inc. (“the Company”) as of June 30, 2015 and 2014, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of American Graphite Technologies, Inc., as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
October 19, 2015

AMERICAN GRAPHITE TECHNOLOGIES INC. BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$114,605	$307,693
Prepaid expenses	336,494	336,494
TOTAL CURRENT ASSETS	451,099	644,187
TOTAL ASSETS	$451,099	$644,187

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Accounts payable and accrued liabilities	$48,876	$32,795
TOTAL CURRENT LIABILITIES	48,876	32,795

Derivative warrant liabilities (Notes 2, 6)	574,673	554,828

TOTAL LIABILITIES	623,549	587,623

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value. Issued and outstanding 96,083,348 shares of common stock, as at June 30, 2015 and 2014	96,083	96,083
Stock Payable		-
Additional paid in capital	1,357,448	1,357,448
Accumulated deficit	(1,625,981)	(1,396,967)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(172,450)	56,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$451,099	$644,187

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
AUDITED

	Fiscal Year Ended
	June 30,	June 30,
	2015	2014

REVENUE	$	$-

OPERATING EXPENSES
Exploration expenses	25,648	-
Research and development	-	45,601
Office and general	31,317	121,556
Stock based compensation	-	87,313
Management fees	93,750	122,900
Consulting fees	29,968	131,935
Professional fees	28,486	43,897
OPERATING LOSS	(209,169)	(553,202)

OTHER EXPENSE
Interest Expense	-	-
Change in the fair value of warranty liability	(19,845)	(168,921)

NET LOSS	$(229,014)	$(722,123)

NET LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	85,945,025

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AUDITED

	Common stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Equity(Deficit)
Balance, June 30, 2013	78,359,486	78,359	85,000	789,267	(674,844)	277,782
Private placement	7,938,888	7,939	(85,000)	876,561		799,500
Common stock issued to agent placement	232,500	233	-	(233)		-
Common stock issued for investor relationship services	562,500	562		86,750		87,312
Warrant				(118,161)		(118,161)
Derivate liabilities				(1,688,055)		(1,688,055)
Cashless warrants	8,989,974	8,990		1,411,319		1,420,309
Net loss					(722,123)	(722,123)
Balance, June 30, 2014	96,083,348	96,083	$-	1,357,448	(1,396,967)	56,564
Net loss					(229,014)	(229,014)
Balance, June 30, 2015	96,083,348	$96,083	$-	$1,357,448	$(1,625,981)	$(172,450)

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS AUDITED

	Fiscal year ended June 30,
	2015		2014
OPERATING ACTIVITIES
Net loss		$(229,014)	$(722,123)
Adjustments to reconcile net loss to net cash used by
Stock-based compensation		-	87,313
Shares issued per financing agreement
Change in the fair value of warrant liability		19,845	168,921
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities		(4,702)	249
Decrease in accounts payable – related party		20,783	23,740
Increase in prepaid expenses		-	(166,494)
NET CASH USED IN OPERATING ACTIVITIES		(193,088)	(608,394)

FINANCING ACTIVITIES
Proceeds from sale of common stock		-	799,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	799,500

NET INCREASE (DECREASE) IN CASH		(193,088)	191,106

CASH BEGINNING OF PERIOD		307,693	116,588

CASH, END OF PERIOD		$114,605	$307,693

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$		$-
Cash paid for income taxes	$		$-

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

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at June 30, 2015, the Company has an accumulated deficit of $1,625,981.  While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

Basis of Consolidation
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

The Company had the following potential common stock equivalents at June 30, 2015:

Warrants	4,012,500

Since the Company reflected a net loss in in fiscal year ended June 30, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

The following table summarizes the components of the derivate liabilities:

Warrant liability:	June 30, 2015	June 30, 2014	March 14, 2014	September 9, 2013
4,000,000 common stock purchase agreement dated September 9, 2013 *	$-	$-	$1,482,326	$1,243,455
3,750,000 common stock purchase agreement dated March 14, 2014	574,673	554,828	562,761	-
	$574,673	$554,828	$2,045,087	$1,243,455

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2015 and 2014

Warrant Derivatives

4,000,000 common stock purchase agreement dated September 9, 2013	-
3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Fiscal Year ended
	June 30,
	2015	2014
4,000,000 common stock purchase agreement dated September 9, 2013	$-	$(176,853)
3,750,000 common stock purchase agreement dated March 14, 2014	(19,845)	7,932
	$(19,845)	$(168,921)

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

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at June 30, 2015 the Company has not made any further expenditures on this project.

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

On November 1, 2014, the Company entered into an amendment to the Agreement for a term of six months at no additional cost to the Company in order to allow completion of the research as outlined in the Agreement resulting from certain unforeseen delays experienced at the National Science Centre KIPT of the National Academy of Sciences of Ukraine as reported by the project manager.  A further amendment was entered into during the last quarter of the fiscal year so that the Agreement will continue until such time as the report is received.

During the fiscal year ended June 30, 2014, the Company has paid a total of $44,832 as Project costs which have been recorded as research and development expenditures. There were no additional expenditures during the fiscal year ended June 30, 2015.

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

On October 24, 2014, the Company entered into a  further consulting services agreement with Geomap whereunder Geomap was retained to acquire further graphite exploration property(ies) for a total cost of USD$24,502 (CDN$27,300) including applicable taxes.  The Company paid a further $1,146 to transfer all staked claims to its wholly owned Quebec subsidiary. The total amount of $25,648 was recorded as exploration expenses during the fiscal year ended June 30, 2015.   The 84 staked mineral claims known as the The Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
News releases	$1,494	$1,494
Advances related to technology agreement – Note 3	335,000	335,000
	$336,494	$336,494

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2015 and June 30, 2014 are illustrated in the following tables:

	Warrant Derivative
	Revaluation Date (June 30, 2014)	Revaluation Date (June 30, 2015)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	121.01%	178.17%
Term (years)	4.70	3.70
Risk-free rate	1.62%	1.63%
Dividends	-	-

On June 30, 2015 as a result of the revaluation of the warrant derivatives the Company recorded a loss of $19,845 in respect of the change in the fair value of the warrant liability.

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

During the period ended June 30, 2015, the Company paid $16,500 to Jim Matthew pursuant the agreement.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 8 – CAPITAL STOCK

Shares issuance during the fiscal year ended June 30, 2015:

None

Shares issuance during the fiscal year ended June 30, 2014:

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

On September 16, 2013 the Company issued 250,000 shares of restricted common stock valued at $0.168 per share, totaling $42,000, the fair market value of the shares on the date of issuance, pursuant to the Investor Relations agreement.

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

As of June 30, 2015 and June 30, 2014, 96,083,348 shares of common stock were issued and outstanding.

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

As at June 30, 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2014	Issued	Exercised	Waived	Expired	Outstanding at June 30, 2015
$0.15	March 14, 2019	3.70	4,012,500	-	-	-	-	4,012,500

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

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

During the six months ended December 31, 2014, Mr. Walchuk invoiced the Company a total of $33,750 (December 31, 2013 - $45,000). Mr. Walchuk resigned on January 5, 2015, at which time no amounts were owing to Mr. Walchuk. Mr. Walchuk's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

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

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. Mr. Anast invoiced our company for services in fiscal 2014 in the amount of $32,900, of which a total of $9,160 was paid in full as of June 30, 2014 and $23,740 was accrued.  During fiscal 2015 Mr. Anast invoiced the Company a total of $60,000 of which a total of $21,000 was accrued.  As at June 30, 2015 a total amount of $44,740 is payable to Mr. Anast in respect of the services accrued.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through June 30, 2015 of approximately $1,082,865, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $379,000 at June 30, 2015. For the fiscal year ended June 30, 2015 and 2014, the valuation allowance increased by approximately $73,200 and $162,100, respectively.

 AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements

NOTE 11 – PROVISION FOR INCOME TAXES (continued)

The Company has no tax positions at June 30, 2015, or June 30, 2014, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.   The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from July 1, 2010 to June 30, 2015 are subject to examination by the Internal Revenue Service.

NOTE 12 – OTHER EVENTS

On April 28, 2014, Rick Walchuk, a director of our company, was arrested in Palaio Faliro, Greece under an international arrest warrant issued in connection with claims asserted against Mr. Walchuk by the United States District Court for the Eastern District of Pennsylvania, in regards to an unaffiliated company.  Mr. Walchuk presently remains in custody in the State of Pennsylvania awaiting the commencement of sentencing hearings set for November 2015.  As at the date of this report Mr. Walchuk has agreed to enter into a plea agreement, the terms of which have not yet been made public.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of our company’s acting president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, our acting president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of June 30, 2015, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

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

Management's Remediation Initiatives

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our internal controls over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2015, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our sole director will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Age	Position	Date of Appointment
Con Evan Anast	51	Director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	December 13, 2013

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending June 30, 2015, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Con Evan Anast	n/a	n/a	Nil
Rick Walchuk	n/a	n/a	Nil

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2015 and 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2015 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk(1) Director	2015 2014	33,750 90,000	-0- -0-	-0- -0- -	-0- -0-	-0- -0-	-0- -0-	-0- -0-	33,750 90,000
Con Evan Anast(2) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2015 2014	60,000 32,900	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	60,000 32,900

(1)
Mr. Walchuk acted as our president, chief executive officer, chief financial officer, treasurer, secretary and director commencing May 23, 2012.  Mr. Walchuk resigned as secretary of our company on December 13, 2013 and as our president, chief executive officer, chief financial officer and treasurer on October 8, 2014.  Mr. Walchuk resigned as a director on January 5, 2015

(2)
Mr. Anast has been our secretary and director since December 13, 2013 and was appointed as our president, chief executive officer, chief financial officer and treasurer on October 8, 2014.  Mr. Anast invoiced our company for the services in the amount of $32,900 in fiscal 2014, of which a total of $9,160 was paid in full as of June 30, 2014, and $23,740 was accrued and payable.  During fiscal 2015 Mr. Anast invoiced the Company a total of $60,000 of which a total of $21,000 was accrued.  As at June 30, 2015 a total amount of $44,740 is payable to Mr. Anast in respect of the services accrued.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the year ended June 30, 2015.

Option Grants and Exercises

During our fiscal year ended June 30, 2015 there were no options exercised by our named officers.

Employment Agreements

Our company has a three year consulting agreement with our director, Rick Walchuk, ending on May 1, 2015, where under Mr. Walchuk received a fee of $2,500 per month for the first six months, $5,000 a month for the next six months and $7,500 per month for the balance of the agreement for services to be rendered by the consultant.  This agreement terminated upon Mr. Walchuk’s resignation as a member of the Board of Directors on January 5, 2015.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of October 12, 2015, with respect to the beneficial ownership of our company’s common stock by each person known by our company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

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

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2015. As of October 12, 2015, there were 96,083,348 shares of our company’s common stock issued and outstanding.

(2)	Rick Walchuk was a director of our Company until his resignation on January 5, 2015.

(3)	Con Evan Anast is our president, chief executive officer, chief financial officer, treasurer, secretary and director.

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

Certain Relationships and Related Transactions

On May 1, 2012, we entered into a consulting agreement with Rick Walchuk, a director and former officer of our company, for management services. The consulting agreement became effective as of May 1, 2012 and shall continue to May 1, 2015. Under the consulting agreement, we shall pay $2,500 a month for the first six months, $5,000 a month for the next six months and $7,500 for the balance of the agreement payable on the 1st of each month.   During the fiscal year ended June 30 2015 and 2014, Mr. Walchuk invoiced the Company a total of $33,750 and $90,000 respectively.  Mr. Walchuk resigned on January 5, 2015, at which time no amounts were owing to Mr. Walchuk. Mr. Walchuk's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

On December 13, 2013, the board of the directors of our company appointed Con Evan Anast to our board of directors.

On December 15, 2013, we entered into a consulting agreement with Mr. Anast for the provision of services to our company as secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast has agreed to provide a minimum of 40 hours per month to our company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts.  Concurrently Mr. Anast took on the role of acting president, chief financial officer and treasurer. During the fiscal year ended June 30, 2014, Mr. Anast invoiced our company for the services in the amount of $32,900, of which a total of $9,160 was paid in full as of June 30, 2014 and $23,740 is accrued.  During fiscal 2015 Mr. Anast invoiced the Company a total of $60,000 of which a total of $21,000 was accrued.  As at June 30, 2015 a total amount of $44,740 is payable to Mr. Anast in respect of the services accrued.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for professional services rendered by our company's principal accountant, for the fiscal years ended June 30, 2014 and 2013:

Services	2015 $	2014 $
Audit fees	10,500	10,500
Audit related fees	-	-
Tax fees	-	-
Total fees	10,500	10,500

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
(10)	Material Contracts
10.1	Share Purchase Agreement between Rick Walchuk and Fabio Alexandre Narita	Incorporated by reference to our Form 8-K filed with the SEC on May 29, 2012.
10.2	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.3	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.4	Consulting Agreement between our company and Rick Walchuk	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.5	Form of Private Placement Units Subscription Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.6	Agency Agreement between our company and Palladium Capital Advisors LLC.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.7	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.8	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.9	Subscription Agreement between our company and Big North Graphite Corp.	Incorporated by reference to our Form 8-K filed with the SEC on September 16, 2013.
10.10	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.11	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.12	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.13	Form of Securities Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.14	Form of Warrant	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.15	Form of Waiver and Consent	Incorporated by reference to our Form 8-K filed with the SEC on March 18, 2014
10.16	Consulting Services Agreement with Geomap Exploration Inc. dated October 24, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on February 23, 2015
(21)	Subsidiaries of the Registrant
21.1	9311-2571 Québec Inc., a Quebec, Canada corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32)	Section 1350 Certifications
32.1
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed Herewith
101	Interactive Data File (Form 10-Q for the fiscal year ended June 30, 2015 furnished in XBRL).
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	October 19, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 19, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)