Form 10-Q
period 2015-09-30
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2015-11-12
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of November 3, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the Securities and Exchange Commission on October 19, 2014.

REPORTED IN UNITED STATES DOLLARS

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-14

AMERICAN GRAPHITE TECHNOLOGIES INC. BALANCE SHEETS

	September 30, 2015 (Unaudited)	June 30, 2015 (Audited)
ASSETS

CURRENT ASSETS
Cash	$83,130	$114,605
Prepaid expenses	336,494	336,494
TOTAL CURRENT ASSETS	419,624	451,099
TOTAL ASSETS	$419,624	$451,099

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Accounts payable and accrued liabilities	$54,403	$48,876
TOTAL CURRENT LIABILITIES	54,403	48,876

Derivative warrant liabilities (Notes 2, 6)	552,175	574,673

TOTAL LIABILITIES	606,578	623,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value. Issued and outstanding 96,083,348 shares of common stock, as at September 30, 2015 and June 30, 2015	96,083	96,083
Additional paid in capital	1,357,448	1,357,448
Accumulated deficit	(1,640,485)	(1,625,981)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(186,954)	(172,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$419,624	$451,099

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	September 30,	September 30,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	$5,067	$2,040
Management fees	15,000	37,500
Consulting fees	5,998	12,714
Professional fees	10,937	12,101
OPERATING LOSS	(37,002)	(64,355)

OTHER EXPENSE
Change in the fair value of warranty liability	22,498	(3,062)

NET LOSS	$(14,504)	$(67,417)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	96,083,348

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS UNAUDITED

	Three Months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(14,504)	$(67,417)
Adjustments to reconcile net loss to net cash used by
Change in the fair value of warrant liability	(22,498)	3,062
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(473)	934
Decrease in accounts payable, related party	6,000	6,000
NET CASH USED IN OPERATING ACTIVITIES	(31,475)	(57,421)

NET INCREASE (DECREASE) IN CASH	(31,475)	(57,421)

CASH BEGINNING OF PERIOD	114,605	307,693

CASH, END OF PERIOD	$83,130	$250,272

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION

American Graphite Technologies Inc. (Formerly “Green & Quality Home Life, Inc.”) (the “Company”) is in the initial exploration stage and has incurred losses since inception totaling $1,640,485. The Company was incorporated on June 1, 2010 in the State of Nevada and established a fiscal year end at June 30. We were originally organized to offer a portfolio of products and services to provide solutions for every family to automate domestic activities, making them less time consuming, easy to manage and leveraging the quality of life of every member of a family.

On May 23, 2012, Rick Walchuk, a director of American Graphite Technologies Inc., acquired a total of 12,000,000 pre-forward split shares of the Company’s common stock from Fabio Alexandre Narita, the Company’s former director and officer, in a private transaction for an aggregate total of $350,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 12,000,000 shares amounted to approximately 98% of the Company’s then currently issued and outstanding common stock.  This transaction effected a change in control of the Company.  With the change in control of the Company management determined to abandon the original business plan and has determined to enter into the business of exploration and development of mining projects and technology related to graphite and grapheme.  The Company currently has no projects and is in negotiations to acquire both mining concessions and technology.

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERTIONS AND BASIS OF PRESENTATION (continued)

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at September 30, 2015, the Company has an accumulated deficit of $1,640,485.  While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

The Company had the following potential common stock equivalents at September 30, 2015:

Warrants	4,012,500

Since the Company reflected a net loss in in three months ended September 30, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As set forth in ASC 820 Fair Value in Financial Instruments  to increase consistency, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions, used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

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
Notes to the Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Warrants issued with debt contain derivatives and require accounting under ASC 815 until exercised or expired. The derivative liability is marked to market each subsequent reporting period.

The following table summarizes the components of the derivate liabilities:

Warrant liability:	September 30, 2015	June 30, 2015
3,750,000 common stock purchase agreement dated March 14, 2014	552,175	574,673
	$552,175	$574,673

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2015 and June 30, 2015

Warrant Derivatives

3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Three Months ended
	September 30,
	2015	2014
3,750,000 common stock purchase agreement dated March 14, 2014	22,498	(3,062)
	$22,498	$(3,062)

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

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – TECHNOLOGY AGREEMENTS

On December 3, 2012 we entered into and executed a non-exclusive technology License agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc. (“Cheap Tubes”).  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including graphene paper, also known as Bucky Paper.  We agreed to fund commercial development activities based on the payment schedules defined below and we received a license for the rights on a nonexclusive basis for marketing products and/or services.   Pursuant to the terms of the agreement, we agreed to provide the following payments to Cheap Tubes:

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

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at September 30, 2015 and June 30, 2015, the Company has not made any further expenditures on this project.

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

During the fiscal year ended June 30, 2014, the Company paid a total of $44,832 as Project costs which have been recorded as research and development expenditures. There were no additional expenditures during the fiscal year ended June 30, 2015, or during the three months ended September 30, 2015.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 4 – MINERAL PROPERTIES

During fiscal 2015, the Company was unable to pursue a proposed exploration program on certain mineral claims originally acquired in January 2013. An expenditure of $120,000 on the claims was required by mid-January 2015 to keep them in good standing.  During fiscal 2015 and 2014, the Company did not expend any funds on these claims. The claims expired prior to January 31, 2015.

On October 24, 2014, the Company entered into a consulting agreement with Geomap Exploration to stake further graphite exploration claims in the region.   The 84 staked mineral claims known as The Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by the Company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    The Company is presently working with Geomap on the scope of an exploration work program for the current year ended June 30, 2016. The claims are held by our 100% owned Quebec subsidiary.

Costs to stake the claims totaled USD$24,502 (CDN$27,300) including applicable taxes.  The Company paid a further $1,146 to transfer all staked claims to its wholly owned Quebec subsidiary. The total amount of $25,648 was recorded as exploration expenses during the fiscal year ended June 30, 2015.   During the three months ended September 30, 2015 the Company has not made any further expenditures on the claims.

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
News releases	$1,494	$1,494
Advances related to technology agreement – Note 3	335,000	335,000
	$336,494	$336,494

NOTE 6 – SECURITIES PURCHASE AGREEMENT

On March 14, 2014, the Company closed a financing with three subscribers, whom had previously completed a financing with the Company.  Under this Securities Purchase Agreement (the “SPA”) the Company raised a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years.    Under the SPA the purchasers have the option to purchase up to an equal number of shares and warrants as those purchased on the initial closing for a period of nine months from the initial closing date.  Each purchaser shall be entitled to one closing on the exercise of the subsequent closing and option warrants have piggy back registration rights.   Subject to no effective registration statement registering the warrants within 180 days after the initial exercise date of the warrants, then the warrants shall have a cashless exercise provision. The warrants further have exercise limitations of 9.99% as a beneficial ownership limitation which the holder may increase or decrease upon 61 days prior notice to the Company, however, the beneficial ownership limitation shall not exceed 9.99% of the number of shares held by the holder.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 6 – SECURITIES PURCHASE AGREEMENT (continued)

Under the terms of the SPA, the purchasers that hold outstanding stock or warrants at the time of any subsequent funding have the right to participate in any subsequent financing up to 100% of the subsequent financing on the terms negotiated with any funders for a period of eighteen months from the date of the SPA,   Further, the shares of common stock issued under the SPA have a purchase price reset until the sooner of (i) the purchaser no longer holds and securities, and (ii) five years after the initial closing date whereby should the Company issue or sell any shares of common stock or any common stock equivalent at a price less than the per share purchase price (the “Dilutive Financing”), then the Company shall issue additional shares of common stock to the purchasers who hold  outstanding shares on the date of such Dilutive Financing for no additional consideration.  The warrants also have a warrant dilution adjustment which requires the issuance of additional warrant shares to reflect any dilutive financing undertaken by the Company whereby the holders of any outstanding warrants shall receive additional warrants based on the price of the Dilutive Financing.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2015 and June 30, 2015 are illustrated in the following tables:

	Warrant Derivative
	Revaluation Date (September 30, 2015)	Revaluation Date (June 30, 2015)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	164.34%	178.17%
Term (years)	2.94	3.70
Risk-free rate	1.37%	1.63%
Dividends	-	-

On September 30, 2015 as a result of the revaluation of the warrant derivatives the Company recorded a gain of $22,498 in respect of the change in the fair value of the warrant liability.

 NOTE 7 – COMMITMENTS

On August 1, 2014, the Company entered into a consulting agreement with Jim Matthew whereby Jim Matthew will provide the Company with services to include telephone and email investor inquiry responses; dissemination of the Company’s public information upon request to investors and third parties; and maintenance of the Company’s investor database and circulation of all press releases or other announcements to the membership list. The agreement is for a term of twelve months until July 31, 2015.  The Term may be extended by mutual agreement upon the within terms, or such other terms, as the Company and the Consultant may agree in writing. The Company shall pay $1,500 per month, payable in advance on the 1st of each month.  On August 1, 2015 the Company and Mr. Matthew agreed to extend the term of the agreement for a further period of one year at the same rate of monthly compensation.

During the three month period ended September 30, 2015, the Company paid $4,500 (2014 - $3,000) to Jim Matthew pursuant the agreement.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 8 – CAPITAL STOCK

Shares issuance during the three months ended September 30, 2015:

None

As of September 30, 2015 and June 30, 2015, 96,083,348 shares of common stock were issued and outstanding.

NOTE 9 – SHARE PURCHASE WARRANTS

On March 14, 2014, the Company entered into securities purchase agreements to raise a total $300,000 with three accredited investors introduced by Palladium to the Company.   Under the terms of the SPA, the purchasers subscribed for a total of 3,750,000 shares of the common stock of the Company at $0.08 per share and an equal number of warrants exercisable at $0.15 per share for a period of five years (see note 6 above).

As at September 30, 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 20154	Issued	Exercised	Waived	Expired	Outstanding at September 30, 2015
$0.15	March 14, 2019	3.45	4,012,500	-	-	-	-	4,012,500

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the three month period ended September 30, 2015 Mr. Anast invoiced the Company a total of $15,000 of which a total of $6,000 was accrued.  As at September 30, 2015 a total amount of $50,740 (June 30, 2015 - $44,740) is payable to Mr. Anast in respect of the services accrued.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through June 30, 2015 of approximately $1,097,369, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $384,000 at September 30, 2015. For the three month period ended September 30, 2015 and 2014, the valuation allowance increased by approximately $5,000 and $23,600, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company paid $25,000 to Mr. Anast in respect of the services accrued and unpaid, subsequent to September 30, 2015.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no subsequent events to disclose.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Information

The address of our principal executive office is 3651 Lindell Road, Ste. D#422, Las Vegas, Nevada. Our telephone number is (702) 473-8227. Our website is http://americangraphitetechnologies.com

Our company was incorporated in the State of Nevada on June 1, 2010 under the name “Green & Quality Home Life, Inc.”.

On May 23, 2012, we underwent a change of control and on June 11, 2012, our company’s newly appointed sole director and majority shareholder approved a name change to “American Graphite Technologies Inc.” and a 125 new for 1 old forward stock split of our company’s issued and outstanding shares of common stock. Concurrent with the forward split, we amended our authorized capital from 75,000,000 to 200,000,000.

Effective July 12, 2012, we filed the Certificate of Amendment with the State of Nevada and effective July 18, 2012 in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from “Green & Quality Home Life, Inc.” to “American Graphite Technologies Inc.” and increased our authorized capital from 75,000,000 to 200,000,000 shares of common stock, par value of $0.001. In addition, our issued and outstanding shares of common stock increased from 619,500 to 77,437,500 shares of common stock, par value of $0.001 on the basis of a 125:1 forward split of our issued and outstanding shares of common stock.

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

Subsequently, we identified the opportunities for entry into our business by way of an agreement for the licensing and marketing of Bucky Paper, which is a product currently under development that is produced from graphene.   On December 3, 2012, we entered into and executed a non-exclusive technology license agreement for patent and trade secret technology in the field of graphene oxide or “Bucky” paper with Cheap Tubes, Inc.  Pursuant to the terms of the agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the manufacturing processes for graphene products, including Bucky Paper.  We agreed to fund commercial development activities and we received a license for the rights on a non-exclusive basis for marketing products and/or services.  Up to June 30, 2015 and 2014, our company has funded a total of $335,000 in respect of this commercial development project, and Cheap Tubes has set up a production line and research and development facility in its new facility in Vermont.  During the period ended September 30, 2014, Cheap Tubes provided our company with a notice claiming that additional payments are due under the terms of the agreement with them.  Our company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at June 30, 2015, our company has not made any further expenditures on this project and is presently making a determination on the next steps in order to conclude this commercial development project.  We hope to bring this development project to completion during our current fiscal year ended June 30, 2016.

During the month of January 2013, our company undertook the staking of certain mining claims in the Province of Quebec, Canada.  In order to hold the property in the Province of Quebec, either a principal of our company or our company must have a prospector’s license.  The prospector’s license was granted to our director, Rick Walchuk on February 2, 2013 and the mineral concession is held in the name of Mr. Walchuk under a trust agreement with our company.   The mining claims are in an active area of graphite exploration and production.  We had intended to undertake an exploration program on the claims during the year ended June 30, 2014, but were delayed in getting a proposal underway by a qualified geologist.  Additionally, we focused the majority of our efforts funding the Bucky Paper commercialization project, as well as a research project for 3D printing, as described below.   During fiscal 2015, our company was unable to pursue the proposed exploration plan for a total required expenditure of $120,000 on these claims by mid-January 2015 to keep them in good standing.  The claims expired prior to January 31, 2015.  As a result, our company determined to pursue additional claims in order to continue with its exploration efforts for graphite.

On October 24, 2014, our company entered into a consulting services agreement with Geomap Exploration Inc. (“Geomap”) whereunder Geomap was retained as the prospector to acquire further graphite exploration property(ies).  Our company transferred all staked claims to its newly incorporated and wholly owned Quebec subsidiary.  The 84 staked mineral claims known as the Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by our company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    Our company is presently working with Geomap on the scope of an exploration work program for the current year which it plans to commence during the current fiscal year.

During the month of April, 2013, we met with representatives of the National Academy of Science of the Ukraine National Science Center – Kharkov Institute of Physics and Techniques (the “Kharkov Institute”) in regards to the establishment of a collaboration between the Kharkov Institute and our company on a project for the research of the properties of grapheme contained matter as a working material for 3D-printing and other uses.  Our company and the Kharkov Institute will be working under the auspices of the Science and Technology Center in the Ukraine, which is an intergovernmental organization founded by the governments of the Ukraine, Canada, the EU and the USA which supports research and development activities for peaceful applications by Ukrainian, Georgian, Uzbekistani, Azerbaijani, and Moldovan scientists and engineers.  The project requires the approval of the U.S. Department of State, Bureau of International Security and Nonproliferation Office of Cooperative Threat Reduction.  On April 1, 2013, we submitted the documents to the U.S. Department of State.  On October 1, 2013, the project was granted live status and our company can now commence the research project.  The project is called P600 and is a collaboration between our company and the Kharkov Institute.

The project is designed to research the properties of nanocarbon contained matter as a working material for 3D printing. The project team will consist of 8 scientists and doctors with experience in the fields of nanotechnology, 3D printing, solid state physics, physical materials and thermal physics.

The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material. During the year ended June 30, 2014, we paid a total of $44,832 as project costs in order to fully fund the program as required. This project experienced some delays in fiscal 2015 due to political issues in the Ukraine and our company has entered into two extensions in order to allow the project to proceed to completion, with no additional cost. Our company expects the final report and recommendations from the collaboration partner no later than December 31, 2015.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2015, along with the accompanying notes.

Cash on hand at September 30, 2015 was $83,130 as compared to $114,605 as of June 30, 2015. We had a total of $336,494 in prepaid expenses on September 30, 2015 and June 30, 2015.  Prepaid expenses relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes and the balance are prepaid expenses related to general and administration costs in the amount of $1,494.

Our total current liabilities at September 30, 2015 were $54,403 as compared to $48,876 as at June 30, 2015. The total long term liabilities at September 30, 2015 were $552,175 as compared to $574,673 at June 30, 2015.

During our fiscal years ended June 30, 2015 and 2014, our company was able to use funds raised for operations by way of private placements completed in fiscal 2014 to meet our operational overhead and certain of our planned expenditures.   During the period ended March 31, 2014, we completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500), which funds have been sufficient to meet our expenditures to the fiscal year ended June 30, 2015. Presently our company will need to raise additional funds in order to meet all of our current commitments including $120,000 that is required for exploration of our mineral claims, should we determine to commence exploration.  While the funding for the development of the 3-D project has been completed, upon receipt of the findings report, we may require additional funds should we chose to continue development or proceed to file patents.  The amount of funds required for this, cannot be estimated at this time.  Additionally our ongoing project development with Cheap Tubes has been on hold for the past fiscal year.  During the current fiscal year, we plan to move this development project to conclusion.  Should we enter into additional agreements regarding this project, we may require additional capital expenditure.  The additional cash requirements for the Cheap Tubes project, if required, cannot be estimated at this time.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $150,000.    We will need to raise additional funds to undertake all our planned operations including general overhead.   We have warrants outstanding pursuant to our financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.   While we cannot say what actual funds may be required over the next twelve month period to further our business plan, however, we anticipate that we will require a minimum of $500,000 to fund all our proposed operations for the next twelve months, which should allow for an exploration program on our mineral claims in the amount of $120,000, general operating expenses and ongoing funding to be paid to Cheap Tubes in regards to the technology development agreement should we be able to reach terms of a new agreement. Any balance of funds will be used for our company to seek acquisitions of technologies related to our planned business or to further patents, if warranted, with respect to our cooperation agreement in the Ukraine.

Working Capital

	At September 30, 2015	At December 31, 2014
Current assets	$419,624	$451,099
Current liabilities	54,403	48,876
Working capital	$365,221	$402,223

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(31,475)	$(57,421)
Net cash provided by (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	Nil	Nil
Net increase (decrease) in cash during period	$(31,475)	$(57,421)

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2015 was $31,475, a decrease of approximately 45% from the $57,421 net cash outflow during the three months ended September 30, 2014.

Investing Activities

Our company had no investing activities during the three months ended September 30, 2015 and 2014.

Financing Activities

Our company had no financing activities during the three months ended September 30, 2015 and 2014.

We anticipate that we will have to raise funds under new equity or debt financing arrangements as currently have no other financing agreements under which we can raise funding.   There can be no assurance that such funding will be available and if available it will be on favorable terms.  You may face substantial dilution in your shareholdings on any ongoing financings which our company may negotiate.  Should we not be able to raise additional funding if and when required, we may have to delay or terminate our ongoing technology development.   At this time, we cannot state with any certainty that it will be able to raise sufficient funding to continue with all of our intended projects.

 Results of Operations

We have not generated any revenues during the three months ended September 30, 2015.

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014

We have a net loss of $14,504 for the three months ended September 30, 2015 as compared to a net loss of $67,417 for the same period ended September 30, 2014 and operating losses of $37,002 for the three months ended September 30, 2015 as compared to operating losses of $64,355 for the three months ended September 30, 2014.

There was significant reduction in our operational losses, period over period, primarily as a direct result of the reduction to consulting fees from $12,714 (2014) to $5,998, and management fees from $37,500 (2014) to $15,000. Additionally there was a slight reduction to professional fees period over period, which was offset by an increase to office and general expense.

Basic and diluted losses per share for the respective three month periods ended September 30, 2015 and September 30, 2014 was ($0.00).

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $
Revenues	Nil	Nil

Office and General	5,067	2,040
Management Fees	15,000	37,500
Consulting Fees	5,998	12,714
Professional Fees	10,937	12,101
Change in fair value of warranty liability	22,498	(67,417)
Net loss	14,504	67,417

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

Our company had the following potential common stock equivalents at September 30, 2015:

Warrants	4,012,500

Since our company reflected a net loss in in three months ended September 30, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of this engagement and report, we utilized fair value as the basis for formulating our opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives we assumed that our company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement. The FASB and IRS have provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. Our opinion of Fair Value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, we gave consideration to the Holder’s intentions regarding whether or not the Securities purchased were to be held, sold, or abandoned. Our analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis.

The Warrants issued with debt contain derivatives and require accounting under FAS 133 until exercised or expired. The derivative liability is marked to market each subsequent reporting period.

The following table summarizes the components of the derivate liabilities:

Warrant liability:	September 30, 2015	June 30, 2015
3,750,000 common stock purchase agreement dated March 14, 2014	552,175	574,673
	$552,175	$574,673

*On March 14, 2014, the 3 subscribers, who were subscribers in an offering undertaken by our company on September 9, 2013, along with 2 subscribers that did not elect to participate in this offering, executed a waiver and consent in regard to their rights under the September 9, 2013 offering (the “Original SPA”), whereby they waived the rights to receive any additional shares of common stock under the Original SPA agreements and our company and the 5 investors agreed to a re-pricing of the warrants issued under the Original SPA from an exercise price of $0.30 per share to $0.0724 per share and that such reduction of the Exercise Price was deemed a reduction in connection with a Dilutive Issuance (as defined in the Warrants) and the number of Warrant Shares that may be purchased upon exercise of the Warrants increased.  On March 14, 2014 through March 21, 2014, our company received notices and executed cashless exercise from the subscribers under the Original SPA.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2015 and June 30, 2015

Warrant Derivatives

3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Three Months ended
	September 30,
	2015	2014
3,750,000 common stock purchase agreement dated March 14, 2014	22,498	(3,062)
	$22,498	$(3,062)

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to expand our board of directors to include additional members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on July 12, 2012	Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2012.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed on August 4, 2010.
(10)	Material Contracts
10.1	Patent and Technology License Agreement between our company and Cheap Tubes, Inc. dated December 3, 2012	Incorporated by reference to our Form 8-K filed with the SEC on December 18, 2012.
10.2	Schedule 2 to the Patent and Technology License Agreement between our company and Cheap Tubes, Inc.	Incorporated by reference to our Form 8-K/A filed with the SEC on February 5, 2013.
10.3	Consulting Agreement between our company and Con Anast	Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2013
10.4	P-600 Partner Project Agreement dated October 1, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.5	P-600 Project Intellectual Property Agreement executed October 17, 2013	Incorporated by reference to our Form 10-Q filed with the SEC on February 13, 2014
10.6	Consulting Services Agreement with Geomap Exploration Inc. dated October 24, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on February 23, 2015
(21)	Subsidiaries of the Registrant
21.1	9311-2571 Québec Inc., a Quebec, Canada corporation (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
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

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	November 10, 2015	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)