Form 10-Q
period 2015-12-31
AMERICAN GRAPHITE TECHNOLOGIES INC.
filed 2016-02-16
CIK 1497316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

96,083,348 common shares outstanding as of January 12, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AMERICAN GRAPHITE TECHNOLOGIES INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the Securities and Exchange Commission on October 19, 2015.

REPORTED IN UNITED STATES DOLLARS

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-14

AMERICAN GRAPHITE TECHNOLOGIES INC. BALANCE SHEETS

	December 31, 2015 (Unaudited)	June 30, 2015 (Audited)
ASSETS

CURRENT ASSETS
Cash	$12,800	$114,605
Prepaid expenses	5,042	336,494
TOTAL CURRENT ASSETS	17,842	451,099
TOTAL ASSETS	$17,842	$451,099

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70	$4,136
Accounts payable and accrued liabilities – related party	31,740	44,740
TOTAL CURRENT LIABILITIES	31,810	48,876

Derivative warrant liabilities (Notes 2, 6)	546,059	574,673

TOTAL LIABILITIES	577,869	623,549

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital stock Authorized - 200,000,000 shares of common stock, $0.001 par value. Issued and outstanding 96,083,348 shares of common stock, as at December 31, 2015 and June 30, 2015	96,083	96,083
Additional paid in capital	1,357,448	1,357,448
Accumulated deficit	(2,013,558)	(1,625,981)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(560,027)	(172,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$17,842	$451,099

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expenses	16,685	25,648	16,685	25,648
Unrealized royalty interest	335,000	-	335,000	-
Office and general	3,014	14,774	8,081	16,814
Management fees	15,000	26,250	30,000	63,750
Consulting fees	5,231	7,522	11,229	20,236
Professional fees	4,259	6,541	15,196	18,642
OPERATING LOSS	(379,189)	(80,735)	(416,191)	(145,090)

OTHER INCOME (EXPENSE)
Change in the fair value of warranty liability	6,116	(4,435)	28,614	(7,497)

NET LOSS	$(373,073)	$(85,170)	$(387,577)	$(152,587)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	96,083,348	96,083,348	96,083,348	96,083,348

COMPREHENSIVE LOSS
Net loss	$(373,073)	$(85,170)	$(387,577)	$(152,587)
Foreign currency translation adjustment	-	34	-	34
TOTAL COMPREHENSIVE LOSS	$(373,073)	$(85,136)	$(387,577)	$(152,553)

The accompanying notes are an integral part of these financial statements.

AMERICAN GRAPHITE TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(387,577)	$(152,587)
Adjustments to reconcile net loss to net cash used by
Change in the fair value of warrant liability	(28,614)	7,497
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	331,452	-
(Decrease) in accounts payable and accrued liabilities	(4,066)	(4,261)
(Decrease) in accounts payable, related party	(13,000)	12,000
NET CASH USED IN OPERATING ACTIVITIES	(101,805)	(137,351)

Effect of foreign exchange on transactions	-	34

NET INCREASE (DECREASE) IN CASH	(101,805)	(137,317)

CASH BEGINNING OF PERIOD	114,605	307,693

CASH, END OF PERIOD	$12,800	$170,376

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2. an amendment to our Articles of Incorporation to increase our authorized capital from 75,000,000 to 200,000,000 shares of common stock, $0.001 par value (the “Increase in Authorized Capital”); and

3. an authorization to the Board of Directors to effect a forward split of the Company’s common stock, par value $0.001 per share at an exchange ratio of one hundred and twenty-five (125) for one (1) (the “Forward Split”) and to file such amendments as may be required with the requisite regulatory bodies to effect the Forward Split, so that everyone (1) outstanding share of Common Stock before the Forward Split shall represent one hundred and twenty-five (125) shares of Common Stock after the Forward Split.

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the tsix month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets aside from cash and prepaid expenses, nor does it have operations or a source of revenue sufficient to cover its operating costs.  While there are sufficient funds to carry out the current operations of the Company, with no revenue generating operations there remains substantial doubt about our ability to continue as a going concern. As at December 31, 2015, the Company has an accumulated deficit of $2,013,558.  While we presently have cash on hand, the Company may be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to fully implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

Warrants
We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify derivative warrant liabilities on the balance sheet as a liability, which is revalued at each balance sheet date, subsequent to the initial issuance.  We use the Monte Carlo Options Lattice model, depending on the applicable terms of the warrant agreement, to value the derivative warrant liabilities.  Changes in the fair value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.”  See, Note 6 – financial agreement – (3) Securities Purchase Agreement, for a detailed description of our accounting for derivative warrant liabilities.

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

The Company had the following potential common stock equivalents at December 31, 2015:

Warrants	4,012,500

Since the Company reflected a net loss in in three and six months ended December 31, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

We analyzed the derivative financial instruments, in accordance with EITF 07-05 and FAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. It should be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Any adjustment would be recognized in the opening balance of retained earnings. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of FAS 133 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

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

The following table summarizes the components of the derivate liabilities:

Warrant liability:	December 31, 2015	June 30, 2015
3,750,000 common stock purchase agreement dated March 14, 2014	546,059	574,673
	$546,059	$574,673

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2015 and June 30, 2015

Warrant Derivatives

3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Six Months ended December 31,
	2015	2014
3,750,000 common stock purchase agreement dated March 14, 2014	28,614	(7,497)
	$28,614	$(7,497)

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

During the period ended September 30, 2014, CTI provided the Company with a notice claiming that additional payments are due under the terms of the agreement with them.  The Company has responded advising that all payments required pursuant to the terms of the agreement have been paid in full.  As at December 31, 2015 and June 30, 2015, the Company has not made any further expenditures on this project. The Company impaired a total of  $335,000 in unrealized royalty interest income during the six month period ended December 31, 2015.

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

On November 1, 2014, the Company entered into an amendment to the Agreement for a term of six months at no additional cost to the Company in order to allow completion of the research as outlined in the Agreement resulting from certain unforeseen delays experienced at the National Science Centre KIPT of the National Academy of Sciences of Ukraine as reported by the project manager.  A further amendment was entered into during the last quarter of 2015 so that the Agreement will continue until such time as the report is received.The Company expected the final report and recommendations from the collaboration partner no later than December 31, 2015, however this report has not yet been received.

During the fiscal year ended June 30, 2014, the Company paid a total of $44,832 as Project costs which have been recorded as research and development expenditures. There were no additional expenditures during the fiscal year ended June 30, 2015, or during the six months ended December 31, 2015.

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

Costs to stake the claims totaled USD$24,502 (CDN$27,300) including applicable taxes.  The Company paid a further $1,146 to transfer all staked claims to its wholly owned Quebec subsidiary. The total amount of $25,648 was recorded as exploration expenses during the fiscal year ended June 30, 2015.   During the six months ended December 31, 2015 the Company spent $16,685 on further expenditures on the claims.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 5 – PREPAID EXPENSES AND ADVANCES

The following table provides detail of the Company’s prepaid expenses as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Filing fees	$2,048	$-
Consulting fee	1,500	-
News releases	1,494	1,494
Advances related to technology agreement – Note 3	-	335,000
	$5,042	$336,494

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
3,7500,000 common stock purchase agreement dated March 14, 2014	3,750,000	3,750,000

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)

NOTE 6 – SECURITIES PURCHASE AGREEMENT (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2015 and June 30, 2015 are illustrated in the following tables:

	Warrant Derivative
	Revaluation Date (December 31, 2015)	Revaluation Date (June 30, 2015)
Warrants to purchase common stock:
Strike price	$0.15	$0.15
Volatility	168.99%	178.17%
Term (years)	2.69	3.70
Risk-free rate	1.76%	1.63%
Dividends	-	-

On December 31, 2015 as a result of the revaluation of the warrant derivatives the Company recorded a gain of $28,614 in respect of the change in the fair value of the warrant liability.

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

During the six month period ended December 31, 2015, the Company paid $10,500 (2014 - $7,500) to Jim Matthew pursuant the agreement.

NOTE 8 – CAPITAL STOCK

Share issuances during the six months ended December 31, 2015:

None

As of December 31, 2015 and June 30, 2015, 96,083,348 shares of common stock were issued and outstanding.

AMERICAN GRAPHITE TECHNOLOGIES INC.
Notes to the Financial Statements
(Unaudited)
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

As at December 31, 2015, the Company had the following warrants outstanding:

Exercise Price	Expiry Date	Weighted Average Remaining Contractual Life (Years)	Outstanding at June 30, 2015	Issued	Exercised	Waived	Expired	Outstanding at December 31, 2015
$0.15	March 14, 2019	3.20	4,012,500	-	-	-	-	4,012,500

NOTE 10 – RELATED PARTY TRANSACTIONS

On December 15, 2013, the Company entered into a consulting agreement with Mr. Anast for the provision of services to the Company as Secretary and management consultant.  Under the terms of the consulting agreement, Mr. Anast agreed to provide a minimum of 40 hours per month to the Company’s business operations.   The contract is for a term of three years commencing on December 15, 2013 for a monthly consulting fee of $5,000 per month, of which a total of $2,000 is payable and $3,000 per month is to be accrued monthly. Effective May 1, 2014 it was agreed that Mr. Anast would be paid $3,000 per month and $2,000 would be accrued as a result of increased hours required to be devoted to corporate efforts. During the six month period ended December 31, 2015 Mr. Anast invoiced the Company a total of $30,000 of which a total of $12,000 was accrued. In addition, the Company paid $25,000 to Mr. Anast in the period with respect to amounts previously accrued and unpaid. As at December 31, 2015 a total amount of $31,740 (June 30, 2015 - $44,740) is payable to Mr. Anast in respect of the services provided.

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

Operating loss carry-forwards generated during the period from June 1, 2010 (date of inception) through December 31, 2015 of approximately $1,135,442, will begin to expire in 2030.   The Company applies a statutory income tax rate of 35%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $397,400 at December 31, 2015. For the six month period ended December 31, 2015 and 2014, the valuation allowance increased by approximately $18,400 and $53,400, respectively.

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

On October 24, 2014, our company entered into a consulting services agreement with Geomap Exploration Inc. (“Geomap”) whereunder Geomap was retained as the prospector to acquire further graphite exploration property(ies).  Our company transferred all staked claims to its newly incorporated and wholly owned Quebec subsidiary.  The 84 staked mineral claims known as the Lac Rouge Graphite Property is one contiguous block totaling 4,982 hectares (12,311 acres) of land near the town of Mont-Laurier in southern Québec. The mineral claims are 100% owned by our company with no royalty or net smelter return requirements and will remain in good standing until the close of 2016.    During the month of November 2015 the Company undertook Phase 1 Exploration work on these claims including: ground prospecting, limited geological mapping of outcrops, and surface sampling. Mr. Afzaal Pirzada, P.Geo., of Geomap, a professional geologist with over 25 years’ experience in mineral exploration and mining was contracted for the work program.

Results of the work program were announced in January 2016.  According to the report prepared by Mr. Pirzada, P.Geo, flake graphite mineralization in the range of 1-3 mm was identified on the property during fieldwork, which type of large flake graphite in its naturally occurring form is required for producing high purity, technology grade graphite commercially. The exploration work also identified graphite mineralization on adjacent grounds; therefore, the Company has staked additional prospective ground in the vicinity of the existing claims. A total of 15 new claims were staked covering an approximate area of 885 hectares (2,186 acres), and their details will be provided as soon as the claims are granted by the Quebec Ministry for Natural Resources and Mines (MRNF Quebec).

A total of 44 grab surface samples were also collected during the fieldwork. The samples were submitted to SGS Laboratories, Lakefield, Ontario, which are globally accredited laboratories for geochemistry and metallurgy.

The Company is presently reviewing data in order to determine a course of action for further exploratory work.

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

 The mandate of the project is to research the properties of materials containing nanostructured carbon, primarily graphene, to research the existing and prospective methods of 3D printing and analyze the possibility of applying the techniques to create 3D objects using nanocarbon material. During the year ended June 30, 2014, we paid a total of $44,832 as project costs in order to fully fund the program as required. This project experienced some delays in fiscal 2015 due to political issues in the Ukraine and our company has entered into two extensions in order to allow the project to proceed to completion, with no additional cost. While the Company expected the final report and recommendations from the collaboration partner no later than December 31, 2015, as at the date hereof, we have not yet received the report.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2015, along with the accompanying notes.

Cash on hand at December 31, 2015 was $12,800 as compared to $114,605 as of June 30, 2015. We had a total of $5,042 in prepaid expenses on December 31, 2015 and $336,494 on June 30, 2015.  Prepaid expenses at June 30, 2015 relate to amounts totaling $335,000 paid against the licensing agreement with Cheap Tubes, which amount has been fully impaired in the current period due to management’s current assessment as to collectability in the current fiscal year, and the balance are prepaid expenses related to general and administration costs in the amount of $1,494 related to deposits on account with a news dissemination service.  In the current six months ended December 31, 2015, the prepaid expense totaling $5,042 relates to deposits for Edgar services and consulting services rendered subsequent to the period end.

Our total current liabilities at December 31, 2015 were $31,810 as compared to $48,876 as at June 30, 2015. The total long term liabilities at December 31, 2015 were $546,059 as compared to $574,673 at June 30, 2015.

During our fiscal years ended June 30, 2015 and 2014, our company was able to use funds raised for operations by way of private placements completed in fiscal 2014 to meet our operational overhead and certain of our planned expenditures.   During the period ended March 31, 2014, we completed private placements in the amount of $600,000 (net $533,000) and $300,000 (net $266,500), which funds have been sufficient to meet our expenditures to the fiscal year ended June 30, 2015. Presently our company will need to raise additional funds in order to meet all of our current commitments including $105,000 which remains to be expended in exploration of our mineral claims. We commenced exploration on these mineral claims during the quarter ended December 31, 2015 and are presently analyzing results.  Additionally, while the funding for the development of the 3-D project has been completed, upon receipt of the findings report, we may require additional funds should we chose to continue development or proceed to file patents.  The amount of funds required for this, cannot be estimated at this time.  Our ongoing project development with Cheap Tubes has been on hold for the past fiscal year and we are presently reviewing options for recovery of the funds advanced to date, and/or alternative plans to move this development project to conclusion.  Should we enter into additional agreements regarding this project, we may require additional capital expenditure for this project.  The additional cash requirements for the Cheap Tubes project, if required, cannot be estimated at this time.   Operating costs for our company over the next twelve months for general and administrative expenses, including contractual expenses and fees for legal, accounting, audit and filing fees are estimated to be approximately $150,000.    In total we anticipate we need a minimum of $255,000 in order to undertake all our currently planned operations including general overhead for the next twelve months.   We have warrants outstanding pursuant to our financings, however, there can be no assurance that our company will raise any funds from warrant exercises and our company currently has no other financing agreements under which it can raise funding.    Any additional funds raised above the amounts required will be used for our company to seek acquisitions of technologies related to our planned business or to further patents, if warranted, with respect to our cooperation agreement in the Ukraine.  There is no guarantee we will be successful in raising the required funds.

Working Capital

	At December 31, 2015	At June 30, 2015
Current assets	$17,842	$451,099
Current liabilities	31,810	48,876
Working capital	$23,968	$402,223

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	December 31,
	2015	2014
Net cash provided by (used in) operating activities	$(101,805)	$(137,351)
Net cash provided by (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	Nil	Nil
Net increase (decrease) in cash during period	$(101,805)	$(137,351)

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2015 was $101,805, a decrease of approximately 6% from the $137,351 net cash outflow during the six months ended December 31, 2014.  The decrease in cash outflow is related to a reduction in general operating expenses period over period.

Investing Activities

Our company had no investing activities during the six months ended December 31, 2015 and 2014.

Financing Activities

Our company had no financing activities during the six months ended December 31, 2015 and 2014.

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

Results of Operations

We have not generated any revenues during the three and six months ended December 31, 2015 and December 31, 2014.

Three Month Period Ended December 31, 2015 Compared to Three Month Period Ended December 31, 2014

We have reported a net loss of $373,073 for the three months ended December 31, 2015 as compared to a net loss of $85,170 for the same period ended December 31, 2014 and operating losses of $379,189 for the three months ended December 31, 2015 as compared to operating losses of $80,735 for the three months ended December 31, 2014.

There was significant increase in our operational losses in the current period due to the fact that the Company  impaired an unrealized royalty interest in the amount of $335,000 during the current quarter.  This increase was offset by reductions to management fees from $26,250 (2014) to $15,000, and office and general expenses from $14,774 (2014) to $3,014. Additionally there was a slight reduction to professional fees incurred period over period.  Further our expenditures on mineral exploration period over period were reduced from $25,648 (2014) to $16,685 in the current three month period ended December 31, 2015.   To further offset costs, the Company recorded a gain of $6,116 as a result of changes in the fair value of our warrant liabilities as opposed to a loss of $4,435 in the prior comparative period.

Basic and diluted losses per share for the respective three month periods ended December 31, 2015 and December 31, 2014 was ($0.00).

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015 $	Three Months Ended December 31, 2014 $
Revenues	Nil	Nil

Exploration expenses	16,685	25,648
Unrealized royalty interest	335,000	-
Office and General	3,014	14,774
Management Fees	15,000	26,250
Consulting Fees	5,231	7,522
Professional Fees	4,259	6,541
Change in fair value of warranty liability	(6,116)	4,435
Net loss	373,073	85,170

Six Month Period Ended December 31, 2015 Compared to Six Month Period Ended December 31, 2014

We have reported a net loss of $387,577 for the six months ended December 31, 2015 as compared to a net loss of $152,587 for the same period ended December 31, 2014 and operating losses of $416,191 for the six months ended December 31, 2015 as compared to operating losses of $145,090 for the six months ended December 31, 2014.

There was significant increase in our operational losses in the current period due to the fact that the Company impaired an unrealized royalty interest in the amount of $335,000 during the current period.  This increase was offset by reduction to management fees from $63,750 (2014) to $30,000, consulting fees from $20,236 (2014) to $11,229 and office and general expenses from $16,814 (2014) to $8,081. Additionally there was a slight reduction to professional fees period over period.  Further our expenditures on mineral exploration period over period were reduced from $25,648 (2014) to $16,685 in the current six month period ended December 31, 2015.

To further offset costs, the Company recorded a substantive gain of $28,614 as a result of changes in the fair value of our warrant liabilities as opposed to a loss of $7,497 in the prior comparative period.

Basic and diluted losses per share for the respective six month periods ended December 31, 2015 and December 31, 2014 was ($0.00).

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended December 31, 2015 and 2014:

	Six Months Ended December 31, 2015 $	Six Months Ended December 31, 2014 $
Revenues	Nil	Nil

Exploration expenses	16,685	25,648
Unrealized royalty interest	335,000	-
Office and General	8,081	16,814
Management Fees	30,000	63,750
Consulting Fees	11,229	20,236
Professional Fees	15,196	18,642
Change in fair value of warranty liability	(28,614)	7,497
Net loss	387,577	152,587

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

Warrants

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  We classify derivative warrant liabilities on the balance sheet as a  liability, which is revalued at each balance sheet date, subsequent to the initial issuance.  We use the Monte Carlo Options Lattice model, depending on the applicable terms of the warrant agreement, to value the derivative warrant liabilities.  Changes in the fair value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.”  See, Note 6 – financial agreement – (3) Securities Purchase Agreement, for a detailed description of our accounting for derivative warrant liabilities.

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

Our company had the following potential common stock equivalents at December 31, 2015:

Warrants	4,012,500

Since our company reflected a net loss in in six months ended December 31, 2015 and 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

The following table summarizes the components of the derivate liabilities:

Warrant liability:	December 31, 2015	June 30, 2015
3,750,000 common stock purchase agreement dated March 14, 2014	552,175	574,673
	$552,175	$574,673

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2015 and June 30, 2015

Warrant Derivatives

3,750,000 common stock purchase agreement dated March 14, 2014	4,012,500
4,012,500

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Six Months ended
	December 31,
	2015	2014
3,750,000 common stock purchase agreement dated March 14, 2014	28,614	(7,497)
	$28,614	$(7,497)

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of our company.

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
Filed Herewith
101	Interactive Data File (Form 10-Q for the fiscal year ended December 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GRAPHITE TECHNOLOGIES INC.

Date:	February 16, 2016	By:	/s/ Con Evan Anast
		Name:	Con Evan Anast
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)